Form 10QSB
period 1996-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1996-05-15
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 04-6613783
      -----------------------------------   ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

      One International Place, Boston, MA                  02110
      -----------------------------------   ------------------------------------
    (Address of principal executive office)              (Zip Code)

      Registrant's telephone number, including area code  (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|




                                     1 of 11

     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB MARCH 31, 1996


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


Consolidated Balance Sheets (Unaudited)
                                                                 March 31,     December 31,
                                                                   1996            1995

Assets

Real estate, at cost:
     Land                                                       $1,700,000     $1,700,000
     Buildings and improvements, net of accumulated
        depreciation and write down for permanent impairment
        of $11,285,000 (1996) and  $10,953,000 (1995)           28,139,000     28,450,000
                                                              ------------   ------------

                                                                29,839,000     30,150,000
Other Assets:
     Cash and cash equivalents                                  14,588,000     14,130,000
     Deferred rent receivable                                    1,060,000      1,167,000
     Other assets                                                  267,000        256,000
     Deferred costs, net of accumulated amortization
        of $2,777,000 (1996) and $2,637,000 (1995)               1,609,000      1,749,000
                                                              ------------   ------------

         Total assets                                          $47,363,000    $47,452,000
                                                              ============   ============

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                          $30,135,000    $30,135,000
Accrued interest payable                                         1,421,000        716,000
Accounts payable and accrued expenses                            1,245,000      1,284,000
Payable to related party                                            37,000         98,000
Security deposits                                                  149,000        152,000
                                                              ------------   ------------

         Total liabilities                                      32,987,000     32,385,000
                                                              ------------   ------------



Partners' Capital (Deficit):

Investor limited partners' equity (460 units outstanding)       15,775,000     16,459,000
General partners' deficit                                       (1,399,000)    (1,392,000)
                                                              ------------   ------------

         Total Partners' Capital                                14,376,000     15,067,000
                                                              ------------   ------------

         Total Liabilities and Partners' Capital               $47,363,000    $47,452,000
                                                              ============   ============




                       See notes to financial statements.

                                     2 of 11

     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB MARCH 31, 1996





Consolidated Statements of Income (Unaudited)       For the Three Months Ended
                                                       March 31,     March 31,
                                                         1996          1995

Revenues:

     Rental                                          $ 1,226,000   $ 2,049,000
     Other                                                91,000        81,000
                                                     -----------   -----------

         Total Revenues                                1,317,000     2,130,000
                                                     -----------   -----------

Expenses:

     Real estate taxes                                   161,000       126,000
     Payroll and payroll expense reimbursements          170,000       154,000
     Operating expenses                                  136,000       169,000
     Repairs and maintenance                             155,000       144,000
     Utilities                                           173,000       214,000
     Management and other fees                           123,000       150,000
     General and administrative costs                     46,000        46,000
     Advertising                                           3,000        16,000
     Insurance                                            32,000        35,000
     Depreciation and amortization                       472,000       443,000
                                                     -----------   -----------

         Total Expenses                                1,471,000     1,497,000
                                                     -----------   -----------


Operating (loss) income                                 (154,000)      633,000

Non-operating income (expenses):
     Interest income                                     168,000       121,000
     Interest expense                                   (705,000)     (720,000)
                                                     -----------   -----------

Net (loss) income                                    $  (691,000)  $    34,000
                                                     ===========   ===========

Net (loss) income allocated to Limited Partners per
   Limited Partner Unit                              $ (1,486.96)  $     71.74
                                                     ===========   ===========





                       See notes to financial statements.

                                     3 of 11

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB MARCH 31, 1996




Consolidated Statements of Partners' Capital (Unaudited)


                             Units of                     Investor
                             Limited       General         limited         Total
                           Partnership    partners'       partners'      partners'
                             Interest     (deficit)        equity         capital

Balance - January 1, 1996           460  $ (1,392,000)  $ 16,459,000   $ 15,067,000

    Net loss                       --          (7,000)      (684,000)      (691,000)
                           ------------  ------------   ------------   ------------

Balance - March 31, 1996            460  $ (1,399,000)  $ 15,775,000   $ 14,376,000
                           ============  ============   ============   ============




                       See notes to financial statements.

                                     4 of 11

     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB MARCH 31, 1996



Consolidated Statements of Cash Flows (Unaudited)

                                                                   For the Three Months Ended
                                                                      March 31,     March 31,
                                                                        1996          1995

Cash Flows from Operating Activities:

Net (loss) income                                                  $   (691,000)  $     34,000
Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                      472,000        443,000
     Deferred rent receivable                                           107,000        178,000
     Changes in assets and liabilities
         Other assets                                                   (11,000)        44,000
         Accounts payable, accrued expenses and other liabilities      (103,000)      (161,000)
         Accrued interest                                               705,000           --
         Deferred costs                                                    --         (602,000)
                                                                   ------------   ------------

Net cash provided by (used in) operating activities                     479,000        (64,000)
                                                                   ------------   ------------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                            (21,000)       (12,000)
                                                                   ------------   ------------

Cash used in investing activities                                       (21,000)       (12,000)
                                                                   ------------   ------------

Cash Flows from Financing Activities:

     Principal payments on mortgage note                                   --          (62,000)
                                                                   ------------   ------------

Cash used in financing activities                                          --          (62,000)
                                                                   ------------   ------------

Net Increase (decrease) in Cash and Cash Equivalents                    458,000       (138,000)

Cash and cash equivalents, beginning of period                       14,130,000     13,168,000
                                                                   ------------   ------------


Cash and cash equivalents, end of period                           $ 14,588,000   $ 13,030,000
                                                                   ============   ============

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                        $       --     $    720,000
                                                                   ============   ============




                       See notes to financial statements.

                                     5 of 11

           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with the general partner. Related-party transactions with WFA and its affiliates include the following:

      a. The Operating Partnership pays or accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. For the period ended March 31, 1996, management fees of $73,000 were earned.

      b. The Investor Partnership pays or accrues to WFA annual partnership administration and investor service fees of $100,000, increased annually by 6% (commencing in 1990). Fees of $50,000 were paid during the period ended March 31, 1996.

3.    Petition of Relief Under Chapter 11

      On November 15, 1995, the 1999 Broadway Joint Venture (the "Debtor") filed a petition for relief under Chapter 11 of federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Debtor, in existence prior to the filing of the petition for relief under the federal bankruptcy laws, are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the following March 31, 1996 and December 31, 1995 consolidated balance sheets as "Pre-Petition Liabilities". Claims secured against the Debtor's assets also were stayed, although the holders of such claims maintain the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property. The following balance sheets are presented as of March 31, 1996 and December 31, 1995.




                                     6 of 11

           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Petition of Relief Under Chapter 11 (Continued)

                                               March 31,     December 31,
                                                 1996            1995
                                             ------------   ------------
      Assets

Real Estate, net                             $ 29,839,000   $ 30,150,000
Other Assets                                   17,524,000     17,302,000
                                             ------------   ------------

    Total Assets                             $ 47,363,000   $ 47,452,000
                                             ============   ============


Liabilities and Partners' Capital

Pre-Petition Liabilities:

Mortgage Note                                $ 30,135,000   $ 30,135,000
Other Liabilities                               2,044,000      1,774,000
                                             ------------   ------------

    Total Pre-Petition Liabilities             32,179,000     31,909,000
                                             ------------   ------------

Post-Petition Liabilities:

Other Liabilities                                 808,000        476,000
                                             ------------   ------------

    Total Post-Petition Liabilities               808,000        476,000
                                             ------------   ------------

Partners' Capital (Deficit):

Limited Partners                               15,775,000     16,459,000
General Partners                               (1,399,000)    (1,392,000)
                                             ------------   ------------

    Total Liabilities and Partners' Capital  $ 47,363,000   $ 47,452,000
                                             ============   ============


The Operating Partnership has filed its Plan of Reorganization, and will seek to have such plan confirmed by the Court. The plan, if confirmed, would provide a mechanism through which the first mortgage loan would be restructured and a means through which sufficient funds would be generated to allow the Operating Partnership to lease up the Property, provide sources of funding for required tenant improvements and reposition the Property in the market place. In the alternative, the Operating Partnership is exploring other avenues, including additional financing, buying the present first mortgage loan, or selling the Property. Although the General Partner is optimistic that the current mortgage debt may be restructured, or the Property may be sold, in the event either alternative is not successful, the Property may be lost through foreclosure.




                                     7 of 11

           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                   MARCH 31, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation

      This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

      Liquidity and Capital Resources

      The Registrant, through its 99.9% ownership interest in the 1999 Broadway Partnership (the "Operating Partnership"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Registrant generates rental revenue from the Property and is responsible for the Property's operating expense as well as its administrative costs.

      The Registrant's original business plan was to selectively contribute its reserves to the Operating Partnership to enhance the Property's value (through leasing the Property). The Registrant hoped that the Denver market would improve so that the Property could generate cash flow distributions and realize capital appreciation above the first mortgage loan. The Denver market has not yet achieved the fundamental rebound required for the Registrant to achieve its long term investment objectives of generating cash flow distributions and realizing capital appreciation. Taking into account the slight decreases in operating expenses and leasing costs since 1988, the net effective rent for the Property has actually decreased since 1988.

      The Registrant's level of liquidity based on cash and cash equivalents increased by $458,000 during the three months ended March 31, 1996 as compared to December 31, 1995. This increase is attributable to $479,000 of cash from operating activities which was partially offset by $21,000 in capital improvements (investing activities). The Registrant invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.

      In November 1995, the Operating Partnership did not make its monthly mortgage payment on the debt encumbering the Property. Thereafter, First Interstate, the lender holding the mortgage encumbering the Property, through its subsidiary DAG Management, Inc., obtained a court order on November 14, 1995 to appoint a receiver to collect the rents of the Property and take control of the management of the Property. The receiver never took possession of the Property. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was necessary to retain control of the Property and its rents and income, and to maintain and preserve the value of the Property to the Operating Partnership. Since the bankruptcy petition, the Operating Partnership has continued in possession of the Registrant and is operating and managing its business as a debtor-in-possession. The Operating Partnership has filed its Plan of Reorganization, and will seek to have such plan confirmed by the Court. The plan, if confirmed, would provide a mechanism through which the first mortgage loan would be restructured and a means through which sufficient funds would be generated to allow the Operating Partnership to lease up the Property, provide sources of funding for required tenant improvements and reposition the Property in the market place. In the alternative, the Operating Partnership is exploring other avenues, including additional financing, buying the present first mortgage loan, or selling the Property. Although the General Partner is optimistic that the current mortgage debt may be restructured, or the Property may be sold, in the event either alternative is not successful, the Property may be lost through foreclosure.




                                     8 of 11

           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

      Liquidity and Capital Resources (Continued)

      The General Partner does not expect the Registrant to make any cash distributions to the Limited Partners in the immediate future. In light of market conditions as discussed herein and the Chapter 11 bankruptcy, the General Partner expects that there will be minimal, if any, excess cash flow from operations after payment of debt service. The General Partner believes it is in the best interest of the Registrant to conserve any excess cash flow until its evaluation of the benefits of the various alternatives available to the Registrant is completed.

      At this time, however, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the Property is dependent upon the Operating Partnership's ability to restructure or refinance the first mortgage loan.

      Results of Operations

      Operating results, before non-operating income (expenses), declined by $787,000 for the three months ended March 31, 1996, as compared to 1995, due to decreases in revenues of $813,000 and expenses of $26,000.

      Revenues decreased by $813,000 for the three months ended March 31, 1996, as compared to 1995, due to a decrease in rental income of $823,000, which was slightly offset by an increase in other income of $10,000.

      Rental revenues decreased by $823,000 due to a decrease in occupancy from 85% in 1995 to 68% in 1996. The occupancy decrease is due to the space vacated by two major tenants during the fourth quarter of 1995. The Operating Partnership has been notified by one tenant occupying 17,447 square feet of its intent to vacate at the end of its lease term in the third quarter of 1996. Other income remained relatively constant.

      Expenses decreased by $26,000 as savings were recognized in utilities ($41,000), management fees ($27,000), advertising ($13,000) and operating expenses (33,000). These savings were partially offset by increases in real estate taxes ($35,000), payroll ($16,000), and repairs and maintenance ($11,000). The increase in non-cash depreciation and amortization expense of $29,000 reflects the higher average dollar amount of assets in service in first quarter of 1996 compared to the same period in 1995. All other expenses remained relatively constant.

      Interest income increased by $47,000 for the three months ended March 31, 1996, as compared to 1995, as a result of improved returns on the U.S. Government agencies investments made by the Partnership.

      Interest expense (which was accrued but not paid) remained relatively constant for the quarter ended March 31, 1996, as compared to 1995.




                                     9 of 11

           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8K:

          No report on Form 8-K was filed during the period.




                                    10 of 11

           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                             BY:   WINTHROP FINANCIAL ASSOCIATES, A LIMITED
                                     PARTNERSHIP
                                   Managing General Partner


                                   BY: __________________________________
DATED:   May 15, 1996                  /s/ Michael L. Ashner
                                       Chief Executive Officer


                                   BY: __________________________________
DATED:   May 15, 199                   /s/ Edward V. Williams
                                       Chief Financial Officer


                                    11 of 11