Form 10QSB
period 1996-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1996-08-14
CIK 854268

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20459

                             FORM 10-QSB

(Mark One)

X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                 1999 Broadway Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)

              Delaware                                  04-6613783
   --------------------------------        ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   One International Place, Boston, MA                     02110
  ---------------------------------------   -----------------------------------
  (Address of principal executive office)                (Zip Code)

  Registrant's telephone number, including area code   (617) 330-8600


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No
         ---     ----


                              1 of 13

    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB JUNE 30, 1996
    ----------------------------------------------------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)
                                                     June 30,    December 31,
(In Thousands, Except Unit Data)                       1996          1995
                                                     --------    ------------
Assets

Real estate, at cost:
  Land                                               $  1,700      $  1,700
  Buildings and improvements, net of accumulated
   depreciation and write down for permanent
   impairment of $11,617 (1996) and $10,953 (1995)     27,797        28,450
                                                      -------      --------
                                                       29,497        30,150
Other Assets:
  Cash and cash equivalents                            15,295        14,130
  Deferred rent receivable                                953         1,167
  Other assets                                            433           256
  Deferred costs, net of accumulated amortization
   of $2,918 (1996) and $2,637 (1995)                   1,491         1,749
                                                     --------      --------
    Total assets                                     $ 47,669      $ 47,452
                                                     ========      ========
Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                $ 30,135      $ 30,135
Accrued interest payable                                2,147           716
Accounts payable and accrued expenses                   1,479         1,284
Payable to related party                                   24            98
Security deposits                                         163           152
                                                     --------      --------
    Total liabilities                                  33,948        32,385
                                                     ========      ========

Partners' Capital (Deficit):

Investor limited partners' equity
 (460 units outstanding)                               15,126        16,459
General partners' deficit                              (1,405)       (1,392)
                                                     --------       --------
    Total Partners' Capital                            13,721        15,067
                                                     --------       --------

    Total Liabilities and Partners' Capital          $ 47,669      $ 47,452
                                                     ========      =========

              See notes to consolidated financial statements.

                                    2 of 13

    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB JUNE 30, 1996
    ----------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)   For the Six Months Ended
(In Thousands, Except Unit Data)                  June 30, 1996  June 30, 1995
                                                  -------------  -------------

Revenues:

  Rental                                         $    2,508       $   3,881
  Other                                                 168             178
                                                   --------       ---------
    Total Revenues                                    2,676           4,059
                                                   --------       ---------
Expenses:

  Real estate taxes                                     323             255
  Payroll and payroll expense reimbursements            309             313
  Operating expenses                                    269             359
  Repairs and maintenance                               365             304
  Utilities                                             349             404
  Management and other fees                             217             306
  General and administrative costs                       72              63
  Insurance                                              62              58
  Depreciation and amortization                         945             885
                                                   --------        --------
    Total Expenses                                    2,911           2,947
                                                   --------        --------
Operating (loss) income                                (235)          1,112

Non-operating income (expense):
  Interest income                                       320             299
  Interest expense                                   (1,431)         (1,438)
                                                   --------        ---------
Net (loss)                                       $   (1,346)      $     (27)
                                                   =========       =========
Net (loss) allocated to Limited Partners per
 Limited Partner Unit                            $(2,897.83)      $  (58.70)
                                                 ==========       =========


                See notes to consolidated financial statements.

                                    3 of 13

    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB JUNE 30, 1996
    ----------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)    For the Three Months Ended
(In Thousands, Except Unit Data)                     June 30, 1996 June 30, 1995
                                                     ------------- -------------

Revenues:

  Rental                                               $    1,282    $   1,832
  Other                                                        77           97
                                                       ----------    ---------
    Total Revenues                                          1,359        1,929
                                                       ----------    ---------
Expenses:

  Real estate taxes                                           162          129
  Payroll and payroll expense reimbursements                  139          159
  Operating expenses                                          133          190
  Repairs and maintenance                                     210          160
  Utilities                                                   176          190
  Management and other fees                                    94          156
  General and administrative costs                             23            1
  Insurance                                                    30           23
  Depreciation and amortization                               473          442
                                                       ----------    ---------
    Total Expenses                                          1,440        1,450
                                                       ----------    ---------

Operating (loss) income                                       (81)         479

Non-operating income (expense):
  Interest income                                             152          178
  Interest expense                                           (726)        (718)
                                                       -----------   ----------
Net (loss)                                             $     (655)   $     (61)
                                                       ===========   ==========

Net (loss) allocated to Limited Partners per
 Limited Partner Unit                                  $(1,408.70)  $  (130.43)
                                                       ===========  ==========


                See notes to consolidated financial statements.

                                    4 of 13

    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB JUNE 30, 1996
    ----------------------------------------------------------------------


Consolidated Statements of Partners' Capital (Unaudited)

(In Thousands)

                           Units of                  Investor
                           Limited       General     limited      Total
                           Partnership   partners'   partners'    partners'
                           Interest      (deficit)   equity       capital
                           -----------   ---------   ---------    ---------

Balance - January 1, 1996       460      $ (1,392)   $ 16,459      $ 15,067

  Net loss for the six months
   ended June 30, 1996            -           (13)     (1,333)       (1,346)
                               ----      ---------   ---------     ---------

Balance - June 30, 1996         460      $ (1,405)   $ 15,126      $ 13,721
                               ====      =========   ========      ========





                See notes to consolidated financial statements.

                                    5 of 13

    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP-FORM 10-QSB JUNE 30, 1996
    ----------------------------------------------------------------------


Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                         For the Six Months Ended
                                                     June 30, 1996 June 30, 1995
                                                     ------------- -------------
Cash Flows from Operating Activities:

Net loss                                             $  (1,346)       $    (27)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                            945             885
  Deferred rent receivable                                 214             207
  Changes in assets and liabilities
    Other assets                                          (177)              -
    Accounts payable, accrued expenses and
     other liabilities                                     132            (468)
    Accrued interest                                     1,431               -
    Deferred costs                                         (23)           (656)
                                                     ----------      ---------
Net cash provided by (used in) operating activities      1,176             (59)
                                                     ---------      -----------
Cash Flows from Investing Activities:

  Additions to buildings and improvements                  (11)           (117)
                                                     ---------       ---------
Cash used in investing activities                          (11)           (117)
                                                     ---------      -----------
Cash Flows from Financing Activities:

  Principal payments on mortgage note                        -            (125)
                                                     ---------      -----------
Cash used in financing activities                            -            (125)
                                                     ---------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents     1,165            (301)

Cash and cash equivalents, beginning of period          14,130          13,168
                                                     ---------      -----------
Cash and cash equivalents, end of period             $  15,295      $   12,867
                                                     =========      ==========
Supplemental Disclosure of Cash Flow Information -
  Cash paid for interest                             $      -       $    1,440
                                                     =========      ==========




                See notes to consolidated financial statements.

                                    6 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------

                                 JUNE 30, 1996
                                 -------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.      General

        The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

        The results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.      Related Party Transactions

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates (the "General Partner"). Related-party transactions with the General Partner and its affiliates include the following:

        a. 1999 Broadway Partnership (the "Operating Partnership") pays or accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the period ended June 30, 1996 management fees of $141,000 were incurred.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fees of $100,000, increased annually by 6% (commencing in 1990). Fees of $75,000 were paid during the period ended June 30, 1996.

3.      Accounting Change


        On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

4.      Petition of Relief Under Chapter 11

        On November 15, 1995, the Operating Partnership filed a petition for relief under Chapter 11 of federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Operating Partnership, in existence prior to the filing of the petition for relief under the


                                    7 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

4.      Petition of Relief Under Chapter 11 (Continued)

        federal bankruptcy laws, are stayed while the Operating Partnership continues business operations as Debtor-in-possession. These claims are reflected in the following June 30, 1996 and December 31, 1995 consolidated balance sheets as "Pre-Petition Liabilities". Claims secured against the Operating Partnership assets also were stayed, although the holders of such claims maintain the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Operating Partnership property. The following balance sheets are presented as of June 30, 1996 and December 31, 1995.


        (In Thousands)                            June 30,     December 31,
                                                    1996           1995
                                                  --------     ------------

Assets


Real Estate, net                                 $  29,497       $  30,150
Other Assets                                        18,172          17,302
                                                 ---------       ---------

       Total Assets                              $  47,669       $  47,452
                                                 =========       =========


Liabilities and Partners' Capital

Pre-Petition Liabilities:

Mortgage Note                                    $  30,135       $  30,135
Other Liabilities                                    1,707           1,774
                                                 ---------       ---------

       Total Pre-Petition Liabilities               31,842          31,909
                                                 ---------       ---------

Post-Petition Liabilities:

Other Liabilities                                    2,106             476
                                                 ----------      ---------

       Total Post-Petition Liabilities               2,106             476
                                                 ---------       ---------

Partners' Capital (Deficit):

Limited Partners                                    15,126          16,459
General Partners                                    (1,405)         (1,392)
                                                 ---------       ---------

       Total Liabilities and Partners' Capital   $  47,669       $  47,452
                                                 =========       =========


                                    8 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------

                            JUNE 30, 1996
                            -------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

4.      Petition of Relief Under Chapter 11 (Continued)


        The Operating Partnership has filed its Plan of Reorganization, and will seek to have such plan confirmed by the Court. The plan, if confirmed, would provide a mechanism through which the first mortgage loan would be restructured and a means through which sufficient funds would be generated to allow the Operating Partnership to lease up the Property, provide sources of funding for required tenant improvements and reposition the Property in the market place. In the alternative, the Operating Partnership is exploring other avenues, including additional financing, buying the present first mortgage loan, or selling the Property. Although the General Partner is optimistic that the current mortgage debt may be restructured, or the Property may be sold, in the event either alternative is not successful, the Property may be lost through foreclosure. If the property is lost through foreclosure the Partnership would not recognize a loss for financial reporting purposes.













                               9 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------

                                 JUNE 30, 1996
                                 -------------


Item 2. Management's Discussion and Analysis or Plan of Operation
- -----------------------------------------------------------------

        This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources
        -------------------------------

        The Registrant, through its 99.9% ownership interest in the

        1999 Broadway Partnership (the "Operating Partnership"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Partnership generates rental revenue from the Property and is responsible for the Property s operating expense as well as its administrative costs.

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

        The Registrant s level of liquidity based on cash and cash equivalents increased by $1,165,000 during the six months ended June 30, 1996 as compared to December 31, 1995. This increase is attributable to $1,176,000 of cash from operating activities which was primarily the result of non-payment of debt service and was partially offset by $11,000 in capital improvements (investing activities). The Registrant invests its working capital reserves in a money market account.

        In November 1995, the Operating Partnership did not make its monthly mortgage payment on the debt encumbering the Property. Thereafter, First Interstate, the lender holding the mortgage encumbering the Property, through its subsidiary DAG Management, Inc., obtained a court order on November 14, 1995 to appoint a receiver to collect the rents of the Property and take control of the management of the Property. The receiver never took possession of the Property. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was necessary to retain control of the Property and its rents and income, and to maintain and preserve the value of the Property to the Operating Partnership. Since the bankruptcy petition, the Operating Partnership has continued in possession of the property and is operating and managing its business as a debtor-in-possession. The Operating Partnership has filed its Plan of Reorganization and will seek to have such plan confirmed by the court. The plan, if confirmed, would provide a mechanism through which the first mortgage loan would be restructured and a means through which sufficient funds would be generated to allow the Operating Partnership to lease up the Property, provide sources of funding for required tenant improvements and reposition the Property in the market place. In the alternative, the Operating Partnership is exploring other avenues, including additional financing, buying the present first mortgage loan, or selling the Property. Although the General Partner is optimistic that the current mortgage debt may be restructured, or the Property may be sold, in the event either alternative is not successful, the Property may be lost through foreclosure. If the property is lost through foreclosure the Partnership would not recognize a loss for financial reporting purposes.



                                   10 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Continued)
        --------------------------------------------------------------
        Liquidity and Capital Resources (Continued)
        -------------------------------------------

        In light of the Chapter 11 Bankruptcy filing the General Partner does not expect the Registrant to make any cash distributions to the Limited Partners in the near future. The General Partner believes it is in the best interest of the Registrant to conserve any excess cash flow until its evaluation of the benefits of the various alternatives available to the Registrant is completed.

        At this time, however, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the Property is dependent upon the Operating Partnership s ability to restructure or refinance the first mortgage loan.

        Results of Operations
        ---------------------

        Operating results, before non-operating income (expenses), declined by $1,347,000 for the six months and $560,000 for the three months ended June 30, 1996, as compared to 1995. The decline of $1,347,000 for the six months ended June 30, 1996 is due to decreases in revenues of $1,383,000 and expenses of $36,000.


        Revenues declined due to a decrease in rental income of $1,373,000 and other income of $10,000. Rental revenues declined due to a decrease in occupancy (from 85% in 1995 to 68% in 1996) as two major tenants vacated their space during September/October of 1995. The Operating Partnership has been notified by one tenant occupying 17,447 square feet of its intent to vacate at the end of its lease term in the third quarter of 1996. Other income remained relatively constant.

        Expenses declined by $36,000 for the six months ended June 30, 1996, as compared to 1995, due to decreases in operating expenses ($90,000), management and other fees ($89,000), utilities ($55,000) and payroll ($4,000). These decreases were partially offset by increases in real estate taxes ($68,000), repairs and maintenance ($61,000), general and administrative ($9,000) and insurance ($4,000). The increase in non-cash depreciation and amortization expense of $60,000 reflects the higher average dollar amount of assets in service during the first six months of 1996 as compared to the same period in 1995.

        Interest income increased by $21,000 for the six months ended June 30, 1996, as compared to 1995, due to an increase in average working capital reserves available for investments.

        Interest expense (which has been accrued but not paid since the bankruptcy filing) remained relatively constant.






                               11 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a)   Exhibits

           27. Financial Data Schedule


     (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended June 30, 1996.











                                   12 of 13

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB
          ----------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                     --------------------------------------------


                     BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                         MANAGING GENERAL PARTNER


                         BY: /s/ Michael L. Ashner
                             -----------------------------
                             Michael L. Ashner
                             Chief Executive Officer

                         BY: /s/ Edward V. Williams
                             ------------------------------
                             Edward V. Williams
                             Chief Financial Officer




                             DATED:  August 13, 1996










                                   13 of 13