Form 10QSB
period 1996-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1996-11-14
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                  FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                     04-6613783
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  One International Place, Boston, MA                     02110
---------------------------------------                 ----------
(Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X       No
                                                       -----        -----

                                    1 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)
                                                                 September 30,      December 31,
(In Thousands, Except Unit Data)                                     1996               1995
                                                                   --------           --------
Assets

Real estate, at cost:

Land                                                               $  1,700           $  1,700
Buildings and improvements, net of accumulated
   depreciation of $11,859 (1996) and $10,953
   (1995) and write down for permanent impairment                    27,787             28,450
                                                                   --------           --------

                                                                     29,487             30,150
Other Assets:

Cash and cash equivalents                                            15,742             14,130
Deferred rent receivable                                                846              1,167
Receivables and other assets                                            478                256
Deferred costs, net of accumulated amortization
   of $3,058 (1996) and $2,637 (1995)                                 1,368              1,749
                                                                   --------           --------

         Total assets                                              $ 47,921           $ 47,452
                                                                   ========           ========

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                              $ 30,135           $ 30,135
Accrued interest payable                                              2,863                716
Accounts payable and accrued expenses                                 2,179              1,284
Payable to related party                                                129                 98
Security deposits                                                       162                152
                                                                   --------           --------

         Total liabilities                                           35,468             32,385
                                                                   --------           --------


Partners' Capital (Deficit):

Investor limited partners' equity (460 units outstanding)            13,871             16,459
General partners' (deficit)                                          (1,418)            (1,392)
                                                                   --------           --------

         Total Partners' Capital                                     12,453             15,067
                                                                   --------           --------

         Total Liabilities and Partners' Capital                   $ 47,921           $ 47,452
                                                                   ========           ========

                See notes to consolidated financial statements.

                                    2 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Operations (Unaudited)           For the Nine Months Ended
                                                        September 30,         September 30,
(In Thousands, Except Unit Data)                            1996                  1995
                                                         -----------           -----------
Revenues:

     Rental                                              $     3,790           $     5,701
     Other                                                       269                   300
                                                         -----------           -----------

         Total Revenues                                        4,059                 6,001
                                                         -----------           -----------

Expenses:

     Real estate taxes                                           485                   381
     Payroll and payroll expense reimbursements                  451                   451
     Operating expenses                                          381                   519
     Repairs and maintenance                                     530                   507
     Utilities                                                   528                   624
     Management and other fees                                   324                   451
     General and administrative costs                            123                    74
     Insurance                                                    93                    81
     Depreciation and amortization                             1,327                 1,328
                                                         -----------           -----------

         Total Expenses                                        4,242                 4,416
                                                         -----------           -----------


Operating (loss) income                                         (183)                1,585

Non-operating income (expense):
     Interest income                                             466                   421
     Interest expense                                         (2,147)               (2,155)
     Reorganization item - professional fees                    (750)                   --
                                                         -----------           -----------

Net loss                                                 $    (2,614)          $      (149)
                                                         ===========           ===========

Net loss allocated:

     General Partners                                    $       (26)          $        (1)

     Investor Limited Partners                                (2,588)                 (148)
                                                         -----------           -----------

                                                         $    (2,614)          $      (149)
                                                         ===========           ===========

Net loss allocated to Limited Partners per
   Limited Partner Unit                                  $ (5,626.09)          $   (321.74)
                                                         ===========           ===========

                See notes to consolidated financial statements.

                                    3 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996



Consolidated Statements of Operations (Unaudited)           For the Three Months Ended
                                                        September 30,         September 30,
(In Thousands, Except Unit Data)                            1996                  1995
                                                         -----------           -----------
Revenues:

     Rental                                              $     1,282           $     1,820
     Other                                                       101                   122
                                                         -----------           -----------

         Total Revenues                                        1,383                 1,942
                                                         -----------           -----------

Expenses:

     Real estate taxes                                           162                   126
     Payroll and payroll expense reimbursements                  142                   138
     Operating expenses                                          112                   160
     Repairs and maintenance                                     165                   203
     Utilities                                                   179                   220
     Management and other fees                                   107                   145
     General and administrative costs                             51                    11
     Insurance                                                    31                    23
     Depreciation and amortization                               382                   443
                                                         -----------           -----------

         Total Expenses                                        1,331                 1,469
                                                         -----------           -----------


Operating income                                                  52                   473

Non-operating income (expense):
     Interest income                                             146                   122
     Interest expense                                           (716)                 (717)
     Reorganization item - professional fees                    (750)                   --
                                                         -----------           -----------

Net loss                                                 $    (1,268)          $      (122)
                                                         ===========           ===========

Net loss allocated:

     General Partners                                    $       (13)          $        (1)

     Investor Limited Partners                                (1,255)                 (121)
                                                         -----------           -----------

                                                         $    (1,268)          $      (122)
                                                         ===========           ===========

Net loss allocated to Limited Partners per
   Limited Partner Unit                                  $ (2,728.26)          $   (263.04)
                                                         ===========           ===========

                See notes to consolidated financial statements.

                                    4 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996


Consolidated Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                  Units of                         Investor
                                   Limited         General          limited          Total
                                 Partnership      partners'        partners'        partners'
                                   Interest       (deficit)         equity           capital
                                 -----------     -----------      -----------      -----------
Balance - January 1, 1996                460     $    (1,392)     $    16,459      $    15,067

    Net loss                              --             (26)          (2,588)          (2,614)
                                 -----------     -----------      -----------      -----------

Balance - September 30, 1996             460     $    (1,418)     $    13,871      $    12,453
                                 ===========     ===========      ===========      ===========

                See notes to consolidated financial statements.

                                    5 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                         For the Nine Months Ended
                                                                     September 30,    September 30,
                                                                          1996             1995
                                                                      -----------      -----------
Cash Flows from Operating Activities:

Net loss                                                              $    (2,614)     $      (149)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                                          1,327            1,328
     Deferred rent receivable                                                 321              495
     Changes in assets and liabilities
         Receivables and other assets                                        (222)              --
         Deferred costs                                                       (40)            (693)
         Accrued interest                                                   2,147               --
         Accounts payable, accrued expenses and other liabilities             936             (318)
                                                                      -----------      -----------


Net cash provided by operating activities                                   1,855              663
                                                                      -----------      -----------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                 (243)            (147)
                                                                      -----------      -----------

Cash used in investing activities                                            (243)            (147)
                                                                      -----------      -----------

Cash Flows from Financing Activities:

     Principal payments on mortgage note                                       --             (190)
                                                                      -----------      -----------

Cash used in financing activities                                              --             (190)
                                                                      -----------      -----------

Net Increase in Cash and Cash Equivalents                                   1,612              326

Cash and cash equivalents, beginning of period                             14,130           13,168
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $    15,742      $    13,494
                                                                      ===========      ===========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                           $        --      $     2,155
                                                                      ===========      ===========

                See notes to consolidated financial statements.

                                    6 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

        The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

        The results of operations for the nine and three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.      Related Party Transactions

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates (the "General Partner"). Related- party transactions with the General Partner and its affiliates include the following:

        a. 1999 Broadway Partnership (the "Operating Partnership") pays or accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the period ended September 30, 1996 management fees of $211,000 were incurred.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fees of $100,000, increased annually by 6% (commencing in 1990). Fees of $113,000 were paid during the period ended September 30, 1996.

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

4.      Petition of Relief Under Chapter 11

        On November 15, 1995, the Operating Partnership filed a petition for relief under Chapter 11 of federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Operating Partnership, in existence prior to the filing of the petition for relief under the

                                    7 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Petition of Relief Under Chapter 11 (Continued)

        federal bankruptcy laws, are stayed while the Operating Partnership continues business operations as Debtor-in-possession. These claims are reflected in the following September 30, 1996 and December 31, 1995 consolidated balance sheets as "Pre-Petition Liabilities". Claims secured against the Operating Partnership assets also were stayed, although the holders of such claims maintain the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Operating Partnership property. The following balance sheets are presented as of September 30, 1996 and December 31, 1995 (see Note 5).

        (In Thousands)                                  September 30,  December 31,
                                                             1996          1995
                                                           --------      --------
        Assets

        Real Estate, net                                   $ 29,487      $ 30,150
        Receivables and other Assets                         18,434        17,302
                                                           --------      --------

               Total Assets                                $ 47,921      $ 47,452
                                                           ========      ========


        Liabilities and Partners' Capital

        Pre-Petition Liabilities:

        Mortgage Note                                      $ 30,135      $ 30,135
        Other Liabilities                                     1,707         1,774
                                                           --------      --------

               Total Pre-Petition Liabilities                31,842        31,909
                                                           --------      --------

        Post-Petition Liabilities:

        Other Liabilities                                     3,626           476
                                                           --------      --------

               Total Post-Petition Liabilities                3,626           476
                                                           --------      --------

        Partners' Capital (Deficit):

        Limited Partners                                     13,871        16,459
        General Partners                                     (1,418)       (1,392)
                                                           --------      --------

                                                             12,453        15,067
                                                           --------      --------

               Total Liabilities and Partners' Capital     $ 47,921      $ 47,452
                                                           ========      ========

                                    8 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      Subsequent Event

        The Partnership and the holder of the first mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, as approved by the Bankruptcy Court, provides for the modification of the existing loan encumbering the property as follows: (i) the maturity date is extended one year to September 1999; and (ii) principal payments will be paid based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity. The loan continues to bear interest at 9.5% per annum. In addition, the Partnership agreed to pay all costs and expenses of the Bankruptcy litigation (approximately $1,000,000, of which $750,000 has been accrued as reorganization costs at September 30, 1996), accrued interest on the loan (approximately $3,300,000) and principal reductions of $4,000,000. The Partnership will also establish a $1,000,000 reserve for debt service shortfall and provide funds to lease-up the Property.


                                    9 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996


Item 2. Management's Discussion and Analysis or Plan of Operation

        This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        The Registrant, through its 99.9% ownership interest in the 1999 Broadway Partnership (the "Operating Partnership"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Partnership generates rental revenue from the Property and is responsible for the Property's operating expense as well as its administrative costs.

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

        The Registrant's level of liquidity based on cash and cash equivalents increased by $1,612,000 during the nine months ended September 30, 1996 as compared to December 31, 1995. This increase is attributable to $1,855,000 of cash from operating activities which was primarily the result of non-payment of debt service and was partially offset by $243,000 in capital improvements (investing activities). The Registrant invests its working capital reserves in a money market account.

        In November 1995, the Operating Partnership did not make its monthly mortgage payment on the debt encumbering the Property. Thereafter, First Interstate, the lender holding the mortgage encumbering the Property, through its subsidiary DAG Management, Inc., obtained a court order on November 14, 1995 to appoint a receiver to collect the rents of the Property and take control of the management of the Property. The receiver never took possession of the Property. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was necessary to retain control of the Property and its rents and income, and to maintain and preserve the value of the Property to the Operating Partnership. Since the bankruptcy petition, the Operating Partnership has continued in possession of the property and is operated and managed its business as a debtor-in-possession. The Registrant and the holder of the first mortgage on the Property reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, as approved by the Bankruptcy Court, provides for the modification of the existing loan encumbering the property as follows: (i) the maturity date is extended one year to September 1999; and (ii) principal payments will be paid based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity. The loan continues to bear interest at 9.5% per annum. In addition, the Registrant agreed to pay all costs and expenses of the Bankruptcy litigation (approximately $1,000,000, of which $750,000 has been accrued as reorganization costs at September 30, 1996), accrued interest on the loan (approximately $3,300,000) and principal reductions of $4,000,000. The Registrant will also establish a $1,000,000 reserve for debt service shortfall and provide funds to lease-up the Property.

                                    10 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

        Liquidity and Capital Resources (Continued)

        The General Partner does not expect the Registrant to make any cash distributions to the Limited Partners in the near future. The General Partner believes it is in the best interest of the Registrant to conserve any excess cash to be used for tenant improvements and leasing costs.

        At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the Property is dependent upon the Operating Partnership's ability to restructure or refinance the first mortgage loan.

        Results of Operations

        Operating results, before non-operating income (expenses), declined by $1,768,000 for the nine months and $421,000 for the three months ended September 30, 1996, as compared to 1995. The decline of $1,768,000 for the nine months ended September 30, 1996 is due to decreases in revenues of $1,942,000 and expenses of $174,000.

        Revenues declined due to a decrease in rental income of $1,911,000 and other income of $31,000. Rental revenues declined due to a decrease in occupancy (from 85% in 1995 to 69% in 1996) as two major tenants vacated their space during September/October of 1995.

        Expenses declined by $174,000 for the nine months ended September 30, 1996, as compared to 1995, due to decreases in operating expenses ($138,000), management and other fees ($127,000), and utilities ($96,000). These decreases were partially offset by increases in real estate taxes ($104,000), repairs and maintenance ($23,000), general and administrative ($49,000) and insurance ($12,000). The decreases in operating expenses, management and other fees and utilities are directly related to the decline in occupancy. Real estate taxes increased due to an increase in the assessed property value. These taxes are currently under appeal. All other expenses remained relatively constant.

        Interest income increased by $45,000 for the nine months ended September 30, 1996, as compared to 1995, due to an increase in average working capital reserves available for investment.

        Interest expense (which has been accrued but not paid since the bankruptcy filing) remained relatively constant.

                                    11 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           27. Financial Data Schedule

     (b)   Reports on Form 8-K

           On September 23, 1996, a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.


                                    12 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996


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

                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                          BY:  /s/ Michael L. Ashner
                               ----------------------------------
                               Michael L. Ashner
                               Chief Executive Officer


                          BY:  /s/ Edward V. Williams
                               ----------------------------------
                               Edward V. Williams
                               Chief Financial Officer



                                DATED: November 14, 1996


                                    13 of 13