Form 10QSB/A
period 1996-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1996-12-06
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                                    1 of 4

Item 2 to Registrant's Form 10-QSB for the quarterly period ended
September 30, 1996 is hereby amended as follows:


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

                                    2 of 4

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

        At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. Subsequent to 1999, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to restructure or refinance the first mortgage loan or sell the Property.

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

                                    3 of 4

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

                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                          BY:  /s/ Michael L. Ashner
                               ----------------------------------
                               Michael L. Ashner
                               Chief Executive Officer


                          BY:  /s/ Edward V. Williams
                               ----------------------------------
                               Edward V. Williams
                               Chief Financial Officer



                                DATED: December 6, 1996


                                    4 of 4