Form 10KSB
period 1996-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1997-03-31
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1996                      Number  0-20273

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

              Delaware                                        04-6613783
(State of other jurisdiction of                           (I.R.S. Employee
incorporation or organization)                         Identification Number)

One International Place, Boston, Massachusetts                        02110
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number including area code:               (617) 330-8600

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:

                    Investor Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,925,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB             Document
In Which Document is
Incorporated

Part I                              The  Confidential  Memorandum  dated
                                    August 1,  1989,  filed as Exhibit
                                    28(a) to the  Form 10  Registration
                                    Statement  of 1999 Broadway Associates
                                    Limited  Partnership filed on May 28, 1992
                                    1999  Broadway  Associates  Limited
                                    Partnership pursuant to Regulation D of the Securities Exchange Act of 1934, as amended.



        Transitional Small Business Disclosure Format:  Yes ___  No  X

                                    PART I

Item 1.   Business.

Organization

    1999 Broadway Associates Limited Partnership (the "Registrant") is a Delaware limited partnership which was formed pursuant to a Certificate of Limited Partnership filed on January 10, 1989 with the Secretary of State of the State of Delaware for the sole purpose of investing in and operating a 42-story office tower located at 1999 Broadway, Denver, Colorado (the "Office Tower"), together with a parking garage located one and one-half blocks northeast of the Office Tower at 2099 Welton Street, (the "Parking Garage", and together with the Office Tower, collectively, the "Property"), by acquiring a 99.9% beneficial interest in 1999 Broadway Partnership, formerly known as 1999 Broadway Joint Venture (the "Operating Partnership"), a Delaware general partnership which owns and operates the Property. The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA" or the "General Partner"). WFA is a real estate investment company in the business of providing asset and property management services and providing other financial and leasing services. See "Change in Control."

    The Registrant was initially capitalized with contributions totaling $999.00 from WFA and $1.00 from its initial limited partner, WFC Realty Co., Inc. ("WFC Realty"), a Massachusetts corporation and an affiliate of WFA. As of July 3, 1990 and pursuant to the Memorandum, the Registrant completed its offering of 460 units of limited partnership interests (collectively, the "Units") in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, raising a total of $46,356,905 in capital contributions from limited partners (collectively, "Limited Partners").

    The Operating Partnership, a Delaware general partnership, was formed on September 28, 1988 for the purpose of acquiring the Property and improving and operating the Property. The other general partner of the Operating Partnership is 1999 Broadway Partners L.P., a Delaware limited partnership (the "Minority Partner") whose general partner is WFA and whose limited partner is WFC Realty. Initially, the Registrant and the Minority Partner each held a 50% partnership interest in the Operating

Partnership. As the Registrant raised capital in excess of $23,000,000 from Limited Partners, it contributed such additional capital to the Operating Partnership, increasing its percentage interest to 99.9% and reducing the Minority Partner's interest to 0.10%.

    The Registrant's sole business is investing as a 99.9% owner of beneficial interests in the Operating Partnership which owns the Property.

Chapter 11 Reorganization

    During the fall of 1995, the leases of two major tenants of the Property, comprising approximately 85,000 and 53,000 square feet, expired and the tenants did not renew largely due to relocation. Combined with other vacancies at the time, occupancy at the Property as of October 1995 was approximately 68%. As a result of this vacancy, there was insufficient operating revenue to meet the Operating Partnership's obligations, including debt service to the mortgage lender and required tenant improvement and leasing costs, unless a significant portion of the Registrant's reserves were used. It was the Registrant's opinion that its reserves would be better utilized attempting to restructure its mortgage loan, and commenced discussions with the mortgage lender in an effort to do so in October 1995.

    In November 1995, the Operating Partnership did not make its monthly mortgage payment on the debt encumbering the Property. Thereafter, the mortgage lender, through its subsidiary DAG Management, Inc., obtained a court order on November 14, 1995 to appoint a receiver to collect the rents of the Property and take control of the management of the Property. The receiver never took possession of the Property. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was necessary to retain control of the Property and its rents and income, and to maintain and preserve the value of the Property to the Operating Partnership. During the bankruptcy petition period, the Operating Partnership continued in possession of the Property and operated and managed its business as a debtor-in-possession.

    The Registrant and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the

Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997 ("Effective Date") and provides for the modification of the existing loan as follows: (i) the maturity date is extended one year to September 1999,
(ii) principal payments will be based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date,(iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Loan"). The loan continues to bear interest at 9.5% per annum. In addition, the following covenants have been incorporated in the New Loan: (a) property management fees are limited to 4% of cash receipts so long as the New Loan is outstanding, (b) no distributions to partners are permitted while the New Loan is outstanding,
(c) all tenant improvements shall be funded by the Registrant, (d) minimum tangible net worth requirements of the partners of the Operating Partnership,
(e) "anti-bankruptcy provisions" which entitle the Lender to automatic relief upon the occurrence of certain events (such as the filing of a bankruptcy action by one of the general partners of the Operating Partnership), (f) "springing guaranty" obligations of the Registrant which would make the loan obligations recourse to the Registrant upon the occurrence of certain events (such as the Registrant impeding or hindering the exercise of the Lender's rights under the New Loan), and (g) the Lender's right to approve "non-standard" lease terms.

    On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Registrant paid $7,147,000 to the Lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the Lender in accordance with the Plan. This payment included the required $2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997.

Employees

    The Registrant has no employees. Services are performed for the Registrant and the Operating Partnership by their respective general partners and the agents retained by them.

Property Management

    The Operating Partnership has retained as its property manager Winthrop Management, a Massachusetts general partnership and an affiliate of WFA. Winthrop Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Winthrop Management receives a management fee equal to 5% of gross revenues from the operation of the Property; however the current amount payable is limited to 4% of cash receipts so long as the New Loan is outstanding. In addition, on behalf of the Operating Partnership, Winthrop Management retained First Winthrop Properties, Inc. (Colorado), a Colorado corporation and an affiliate of WFA, as the Property's leasing agent. The Operating Partnership pays leasing commissions between $2.00 and $4.00 per square foot, depending on such factors, as whether First Winthrop Properties, Inc. (Colorado) was the exclusive broker and whether the lease was a new lease, expansion or renewal. Since 1993 the Operating Partnership engaged Cushman Realty Corporation of Colorado to become the Office Tower's exclusive leasing agent for new tenants (First Winthrop Properties, Inc. (Colorado) remains as the Office Tower's agent for existing tenants). The leasing commissions earned by Cushman are based on the same formula as those previously earned by First Winthrop Properties, Inc. (Colorado) and such commissions are therefore be deducted from those due First Winthrop Properties, Inc. (Colorado).

Competition

    The real estate business is highly competitive and the Property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Partnership Agreement Amendment

    In August 1995, the General Partner amended Section 11.12 of the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

    The sole general partner of WFA is Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus"). Until December 22, 1994, Arthur J. Halleran, Jr. was the sole General Partner of Linnaeus. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P.("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC. On July 18, 1995, Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L.

Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

Item 2.   Description of Property.

    The Registrant has no properties other than its interest in the Operating Partnership. The Operating Partnership owns the fee simple interest to the Office Tower and Parking Garage described below.

    The Office Tower. The Office Tower is a premium quality 42-story limestone and reflective glass office building situated on a 36,299 square foot triangular site in downtown Denver, Colorado. It was designed by C.W. Fentress & Associates, P.C., developed by the Lawder Corporation and constructed by Hensel Phelps Construction Company. Construction was completed in March 1985. The site, including the Office Tower and the adjacent Holy Ghost Church (the "Church"), constitutes the entire city block bounded by California on the north, Broadway on the east, Welton on the south and 19th Street on the west. The Operating Partnership does not own the Church building or the land directly underlying the Church. The 36,299 square foot site (excluding the Church) includes an open, landscaped grass and tree-lined plaza surrounding the Church and finished in african green granite.

    The Office Tower contains 635,737 net rentable square feet with a typical floor size of 17,350 net rentable square feet. The Office Tower includes 36 floors of office space (floors 5-28 and 31-43) and four floors housing mechanical and electrical facilities (floors 3-4 and 29-30), a mezzanine level dedicated to retail space with additional retail space in the lobby and on the 31st floor. The Office Tower also contains a 55-space sublevel parking garage, of which 7 spaces are deeded to the Church.

    The Parking Garage. The Parking Garage is located one and one-half blocks northeast of the Office Tower on a 25,000 square foot rectangular parcel at 2099 Welton Street, and is improved by an eight-story, 663-space, 197,000 square foot concrete parking facility. The Parking Garage, which is built with concrete columns and floors on a concrete slab, consists of eight covered levels and a roof level served by two traction elevators. The Parking Garage includes a garage manager's office, a cashier's booth and a small restroom. Twenty-four hour security is provided at the Parking Garage and there is a card access system which is integrated with the system at the garage at the Office Tower.

Property Information

    The following table sets forth the mortgage balance as of December 31, 1996, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.

    12/31/96                                           Mortgage
    Mortgage    Interest    Amortization   Maturity    Balance
    Balance       Rate        Period         Date     at Maturity
 _____________ __________  ______________ __________  _____________
  $28,135,000     9.5%        25 yrs       09/30/99    $25,135,998


    The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 1995 and 1996.

                                            Average
                         Year  Occupancy  Rent/Sq. Ft.
                        ______ _________  ____________

                         1995     68%        $16.59
                         1996     70%        $11.07


    Only one tenant, U.S. West Communications, occupies more than 10% of the rentable square footage of the Property. Such tenant occupies approximately 85,000 square feet, has a average rental rate of approximately $12.50 per square foot and its lease term expires on March 31, 2000. No other tenant occupies more than 10% of the available rental space. The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the
Property:

      Number of           Average sq/ft.  Annualized Rental  Percentage of
      Tenants whose       Covered by        for Leases      Total Annualized
      Leases Expire       Expiring Leases  Expiring (1)      Rental (1)
      _____________       _______________  ____________     ________________

1997        12                  64,108     $1,022,853            21.04
1998         4                   9,488        130,048             3.49
1999         8                  86,952        807,085            22.63
2000         4                 111,963      1,471,308            51.98
2001         5                  32,465        468,743            33.42
2002         1                  17,583        264,555            17.69
2003         1                   3,438         53,323             5.57
2004         2                  68,347        904,473           100.00
2005         0                       0              0             0.00
2006         0                       0              0             0.00


(1) Based on actual base rent plus increases from various escalation provisions as of December 31, 1996.

    Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands)of the Property as of December 31, 1996.

                                                           Federal
          Carrying     Accumulated                           Tax
            Value      Depriciation    Rate      Method     Basis
         ___________  ______________ _________  ________  __________
           $41,346       $12,204      7-35 yrs   S/L       $33,451


    The following table sets forth the realty tax rate and realty taxes paid for the Property in 1996.

                        Tax              Taxes
                        Rate              Paid
                   _____________     ______________
                    80.826/1000         $650,514

Competition

    As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

    No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property.

Insurance

    In the opinion of the Registrant, the Property is adequately insured.

Item 3.   Legal Proceedings.

    In re: 1999 Broadway Partnership, a Delaware general partnership, Debtor, Chapter 11 Case No. 95-21989 MSK, in the United States Bankruptcy Court for the District of Colorado. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Plan of Reorganization submitted by the

Operating Partnership was confirmed by the court on November 13, 1996, and became effective on February 28, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of security holders during the period covered by this report.


                                PART II

Item 5.   Market Price for Common Equity and Related Stockholder Matters.

    There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 15, 1997, there are approximately 552 holders of Units.

    The Registrant's partnership agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified proportions at reasonable intervals during the fiscal year and in any event no later than sixty (60) days after the close of each fiscal year. The Operating Partnership is restricted form making any distributions of Cash Flow under its restructed loan in accordance with the Plan of Reorganization, until such time as the loan is paid in full (see "Item 1, Business - Chapter 11 Reorganization"), and therefore no distributions will be made in the foreseeable future. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

    The Registrant, through its 99.9% ownership interest in the 1999 Broadway Partnership (the "Operating Partnership"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Partnership generates rental revenue from the Property and is responsible for the Property's operating expenses as well as its administrative costs.

    The Registrant's original business plan was to selectively contribute its reserves to the Operating Partnership to enhance the Property's value (through leasing the Property). The Registrant hoped that the Denver market would improve so that the Property could generate cash flow distributions and realize capital appreciation above the first mortgage loan. The Denver market has not yet achieved the fundamental rebound required for the Registrant to achieve its long term investment objective of realizing capital appreciation.

    In November 1995, the Operating Partnership did not make its monthly mortgage payment on the debt encumbering the Property. Thereafter, the lender holding the mortgage encumbering the Property, through its subsidiary DAG Management, Inc., obtained a court order on November 14, 1995 to appoint a receiver to collect the rents of the Property and take control of the management of the Property. The receiver never took possession of the Property. On November 15, 1995, the Operating Partnership commenced a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. This action was necessary to retain control of the Property and its rents and income, and to maintain and preserve the value of the Property to the Operating Partnership. During the bankruptcy petition period, the Operating Partnership continued in possession of the Property and operated and managed its business as a debtor-in-possession.

    The Registrant and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997 ("Effective Date") and provides for the modification of the existing loan as follows: (i) the maturity date is extended one year to September 1999, (ii) principal payments will be based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plan's
Effective Date, (iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Loan"). The loan continues to bear interest at 9.5% per annum. In addition, the following covenants have been incorporated in the New Loan: (a) property management fees have been limited to 4% of cash receipts so long as the New Loan is outstanding, (b) no distributions to partners are permitted while the New Loan is outstanding, (c) all tenant improvements shall be funded by the Registrant and, (d) minimum tangible net worth requirements of the Partners of the Operating Partnership.

    On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Registrant paid $7,147,000 to the Lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the Lender in accordance with the Plan. This payment included the required $2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997.

    The Registrant's level of liquidity based on cash and cash equivalents decreased by $5,423,000 for the year ended December 31, 1996 as compared to December 31, 1995. The decline is attributable to $2,140,000 of cash used in operating activities, $1,283,000 of cash used in investing activities and $2,000,000 of cash used in financing activities. Cash from operations declined due to a decrease in occupancy from 1995 to 1996. Cash used in investing activities consisted of a $1,000,000 payment to a reserve fund, which was established at the Initial Consummation Date of the Plan and $283,000 in improvements to real estate. Cash used in financing activities consisted of a $2,000,000 principal payment as a required condition of the Plan of Reorganization. During the bankruptcy petition period, the Registrant's leasing activity was restricted by the bankruptcy court. The Registrant is currently attempting to lease-up the unoccupied space. The Registrant has budgeted approximately $6,000,000 for tenant improvements and leasing commissions during the next twelve months. The Registrant will provide these funds from existing reserves. The Registrant invests its working capital reserves in a money market account.

    At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is returned to Limited Partners is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 1999, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to restructure or refinance the first mortgage loan or sell the Property.

Results of Operations

    Operating results, before non-operating income (expenses), declined by $1,985,000 for the year ended December 31, 1996, as compared to 1995 primarily due to a decrease in rental income of $2,245,000, which was slightly offset by a $260,000 decrease in expenses.

    During 1995, the Property maintained an occupancy level of approximately 85% with the exception of the last quarter of 1995 which ended with the Property having occupancy of 68%. This was the result of two tenants, whose leases covered approximately 138,000 square feet of space, vacating the Property. During 1996, the Property maintained a similar occupancy level, ending 1996 with the Property being 70% occupied.

    Operating expenses declined by $260,000 for the year ended 1996 as compared to 1995 primarily due to decreases in management and other fees of $144,000 and utilities of $86,000, both of which are directly related to the decrease in occupancy. These decreases were partially offset by a $103,000 increase in depreciation and amortization. This increase is attributable to the write-off of unamortized deferred costs and tenant improvements related to vacating tenants in 1996. All other expenses remained relatively constant.

    Interest income decreased by $107,000 for the year ended December 31, 1996, as compared to 1995, due to lower average working capital reserves available for investment.

    Interest expense remained relatively constant. The decrease of

$27,000 is attributable to a $2,000,000 principal payment made on November 26, 1996 in connection with the Plan of Reorganization.

Item 7.  Financial Statements

             1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   Consolidated Financial Statements

                     Year Ended December 31, 1996

                           Table of Contents

                                                                     Page

Independent Auditors' Reports                                        F-2

Consolidated Financial Statements:

Balance Sheets at December 31, 1996 and 1995                         F-4

Statements of Operations for the Years Ended
     December 31, 1996 and 1995                                      F-5

Statements of Partners' Capital for the Years Ended
     December 31, 1996 and 1995                                      F-6

Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995                                      F-7

Notes to Consolidated Financial Statements                           F-8

                     Independent Auditors' Report

To the Partners
1999 Broadway Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 1996, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                         /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
February 28, 1997

                                     F-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
1999 Broadway Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of 1999 Broadway Associates Limited Partnership (the Partnership) and its subsidiary as of December 31, 1995, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.
                                                            ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 15, 1996
                                     F-3

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Unit Data)

                                                                         DECEMBER 31,
                                                             -------------------------------------
                                                                   1996                1995
                                                             -----------------    ----------------
ASSETS
Real Estate, at cost:
   Land                                                      $          1,700     $         1,700
   Building and improvements, net of accumulated
      depreciation of $12,204 (1996) and $10,953 (1995)                27,442              28,450
                                                             -----------------    ----------------

                                                                       29,142              30,150
Other Assets:

   Cash and cash equivalents                                            8,580              14,003
   Restricted cash                                                      1,000                  --
   Receivables and other assets                                           290                 383
   Deferred rent receivable                                               665               1,167
   Deferred costs, net of accumulated amortization
       of $3,248 (1996) and $2,637 (1995)                               1,153               1,749
                                                             -----------------    ----------------

                Total Assets                                 $         40,830     $        47,452
                                                             =================    ================
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Mortgage loan payable                                     $         28,135     $        30,135
   Accrued interest payable                                               252                 716
   Accounts payable and accrued expenses                                1,072               1,284
   Payable to related party                                                22                  98
   Security deposits                                                      140                 152
                                                             -----------------    ----------------

                Total Liabilities                                      29,621              32,385
                                                             -----------------    ----------------

Commitments

Partners' Capital:

   Investor limited partners' capital (460 units outstanding
       at December 31, 1996 and 1995)                                  12,640              16,459
   General partner's deficit                                           (1,431)             (1,392)

                                                             -----------------    ----------------

                Total Partners' Capital                                11,209              15,067
                                                             -----------------    ----------------

                Total Liabilities and Partners' Capital      $         40,830     $        47,452
                                                             =================    ================

                See notes to consolidated financial statements.



                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)



                                                                        YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                       1996                   1995
                                                                --------------------    -----------------
Revenues:

   Rental income                                                $             4,925     $          7,170
   Other income                                                                 356                  356
                                                                --------------------    -----------------

                Total revenues                                                5,281                7,526
                                                                --------------------    -----------------

Expenses:

   Real estate taxes                                                            651                  658
   Payroll and payroll expense reimbursements                                   620                  628
   Operating expenses                                                           692                  670
   Repairs and maintenance                                                      665                  670
   Utilities                                                                    711                  797
   Management and other fees                                                    422                  566
   General and administrative costs                                             249                  390
   Insurance                                                                    117                  111
   Depreciation and amortization                                              1,873                1,770
                                                                --------------------    -----------------

                Total expenses                                                6,000                6,260
                                                                --------------------    -----------------

Operating (loss) income                                                        (719)               1,266


Non-operating income (expenses):

   Interest income                                                              574                  728
   Interest expense                                                          (2,909)              (2,936)
   Reorganization item - interest income                                         47                    --
   Reorganization item - professional fees                                     (851)                   --
                                                                --------------------    -----------------

Net loss                                                        $            (3,858)    $           (942)
                                                                ====================    =================
Net loss allocated:

   General Partner                                              $               (39)    $             (9)

   Investor Limited Partners                                                 (3,819)                (933)
                                                                --------------------    -----------------

Net loss                                                        $            (3,858)    $           (942)
                                                                ====================    =================

Net loss allocated to
   Limited Partners Per Limited Partner Unit                    $         (8,302.17) $         (2,028.26)
                                                                ====================    =================

                See notes to consolidated financial statements.

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (In Thousands, Except Unit Data)


                               Partnership   Partner's     Partner's
                                 Interest     Capital      (Deficit)     Total
                               -----------   ----------   ----------   --------
Balance - December 31, 1994        460        $ 17,392    $ (1,383)    $16,009

Net loss                            --            (933)         (9)       (942)
                               -----------   ----------   ----------   --------

Balance - December 31, 1995        460          16,459      (1,392)     15,067

Net loss                            --          (3,819)        (39)     (3,858)
                               -----------   ----------   ----------   --------

Balance - December 31, 1996        460        $ 12,640    $ (1,431)    $11,209
                               ===========   ==========   ==========   ========


                See notes to consolidated financial statements.

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                            1996                   1995
                                                                     --------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $            (3,858)    $           (942)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:

     Depreciation and amortization                                                 1,938                1,835
     Deferred rent receivable                                                        502                  619
     Changes in assets and liabilities:
       Receivables and other assets                                                   93                 (290)
       Deferred costs                                                                (51)                (845)
       Accounts payable, accrued expenses, payable to
         related party and security deposits                                        (300)                 527
       Accrued interest payable                                                     (464)                 476
                                                                     --------------------    -----------------

                Net cash (used in) provided by operating activities               (2,140)               1,380
                                                                     --------------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                                              (283)                (334)
Restricted cash                                                                   (1,000)                  --
                                                                     --------------------    -----------------
                Cash used in investing activities                                 (1,283)                (334)
                                                                     --------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage loan                                               (2,000)                (211)
                                                                     --------------------    -----------------
                Cash used in financing activities                                 (2,000)                (211)
                                                                     --------------------    -----------------

Net (Decrease) Increase in Cash and Cash Equivalents                              (5,423)                 835

Cash and Cash Equivalents at Beginning of Year                                    14,003               13,168
                                                                     --------------------    -----------------

Cash and Cash Equivalents at End of Year                             $             8,580     $         14,003
                                                                     ====================    =================
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                            $             3,308     $          2,395
                                                                     ====================    =================


                See notes to consolidated financial statements.

[STAMPED PAGES 18-21... IN ANOTHER FILE

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           1999 Broadway Associates Limited Partnership (the "Investor Partnership") was formed January 10, 1989 under the laws of the State of Delaware for the purpose of acquiring a general partnership interest in 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships". The Operating Partnership was formed to acquire and operate a 42-story, 635,737 (net rentable) square foot office tower (the "Office Tower") known as 1999 Broadway, as well as an eight-story parking garage (the "Garage"), which are both located in downtown Denver, Colorado. The Office Tower, together with the Garage, (the "Property") was acquired on September 30, 1988 for $83,000,000 and financed by a purchase money loan from First Interstate Structures, a subsidiary of First Interstate Bank. The general partner of the Investor Partnership is Winthrop Financial Associates, a Maryland Limited Partnership ("WFA").

           The general partners of the Operating Partnership are the Investor Partnership, which holds a 99.9% general partnership interest and 1999 Broadway Partners, L.P. which holds a .1% general partnership interest. The Investor Partnership will terminate on December 31, 2038, or earlier upon the occurrence of certain events specified in the Partnership Agreement.

           Principles of Consolidation

           The accompanying financial statements reflect the accounts of the Investor Partnership consolidated with the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

           Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of the real estate. Actual results could differ from those estimates.

           Real Estate

           Real estate is carried at cost, adjusted for depreciation and impairment of value. Acquisition fees are capitalized as a cost of real estate. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

           Cash and Cash Equivalents

           The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

           Concentration of Credit Risk

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1996, the Partnership had approximately $8,231,000 invested in money market accounts which are included in cash and cash equivalents.

           Depreciation


           The Operating Partnership provides for depreciation of real property using the straight-line method over an estimated useful life of 35 years for building and improvements and seven years for furnishings. Tenant improvements are depreciated by the straight line method over the life of the respective tenant's lease. Depreciation expense was $1,291,000 and $1,263,000 for 1996 and 1995, respectively.

           Deferred Rent Receivable

           The Operating Partnership records rental revenue on a straight-line basis over the noncancellable term of the lease irrespective of the actual payment terms. The difference is classified as deferred rent receivable on the accompanying consolidated balance sheets.

           Deferred Costs

           Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense. Organization costs have been amortized on the straight-line method over five years.

           Income Taxes

           Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

                           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              YEARS ENDED DECEMBER 31, 1996 AND 1995

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

           Allocation of Income (Loss)

           In accordance with the partnership agreement, income and cash flow of the Investor Partnership shall be allocated (after certain priorities to the investor limited partners) 97% to the investor limited partners and 3% to WFA; losses shall be allocated 99% to investor limited partners and 1% to WFA.

           Disclosures About the Fair Value of Financial Instruments

           In 1995, the Partnership adopted SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", which requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1996, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

           Reclassifications

           Certain amounts from 1995 have been reclassified to conform to the 1996 presentation.

Note 2 -   DEFERRED COSTS

           The following is a summary of deferred costs at December 31:

                      Period                1996                   1995
                      ------                ----                   ----
Organization costs   5 Years         $       443,000       $       443,000
Mortgage loan fees   9.75 Years              604,000               604,000
Lease commissions    lease term            2,492,000             2,483,000
Lease costs          lease term              862,000               856,000
                                      --------------       ---------------
                                           4,401,000             4,386,000
Less: accumulated amortization            (3,248,000)           (2,637,000)
                                      --------------        --------------
                                       $   1,153,000        $    1,749,000
                                       =============        ==============

Note 3 -   PETITION OF RELIEF UNDER CHAPTER 11

           On November 15, 1995, the Operating Partnership filed a petition for relief under Chapter 11 of federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Operating Partnership, in existence prior to the filing of the petition for relief under the federal bankruptcy laws, were stayed while the Operating Partnership continued business operations as debtor-in-possession. Claims secured against the Operating Partnership assets also were stayed, although the holders of such claims had the right to move the court for relief from the stay. Secured claims were secured primarily by liens on the Operating Partnership property.

                               1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


Note 3 -   PETITION OF RELIEF UNDER CHAPTER 11 (continued)
------     -----------------------------------------------

           The Partnership and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan became effective on February 28, 1997 ("Effective Date") and provides for the modification of the existing loan as follows: (i) the maturity date is extended one year to September 1999, (ii) principal payments will be based on a 25 year amortization schedule, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date, (iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and
           (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Note") (see Note
           4). The loan continues to bear interest at 9.5% per annum.

           On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Partnership paid $7,147,000 to the lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. This payment represents the satisfaction of the pre-petition liabilities at face value, and, accordingly, no gain or loss has been recognized.

Note 4 -   MORTGAGE LOAN PAYABLE

           The mortgage loan is nonrecourse and is collateralized by a first deed of trust on the property. The Partnership did not make any debt service payments after the bankruptcy filing date. In accordance with the Plan, as confirmed, the New Note (see Note 3), which became effective February 28, 1997, requires principal payments as follows:

                                   1997              $     2,222,000
                                   1998                      291,000
                                   1999                   25,622,000
                                                     ---------------

                                            Total    $    28,135,000
                                                     ===============
           In addition, the following covenants have been incorporated in the New Note: (i) property management fees have been reduced to 4% of cash receipts as long as the New Note is outstanding, (ii) no distributions to partners are permitted while the New Note is outstanding, (iii) all tenant improvements shall be funded by the Investor Partnership (see Note 8) and, (iv) minimum tangible net worth requirements of the Partners of the Operating Partnership. It is the management's estimate that the fair value of the Operating Partnership's mortgage loan payable approximates its carrying amount at year end.

                               1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS
                                  YEARS ENDED DECEMBER 31, 1996 AND 1995

Note 5 -   RELATED PARTY TRANSACTIONS

           The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with the WFA and its affiliates include the following:

           a. The Operating Partnership had paid or accrued to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of $272,000 and $409,000 were paid or accrued for the years ended December 31, 1996 and 1995, respectively. In accordance with the Plan of Reorganization (see Notes 3 and 4), commencing on the Plan's effective date, property management fees are reduced to 4% of cash receipts as long as the New Note is outstanding.

           b. The Operating Partnership pays or accrues to WFA an annual partnership administration and investor service fee of $100,000, increased annually by 6% (commencing in 1990). Fees of $150,000 and $142,000, were paid or accrued for the years ended December 31, 1996 and 1995, respectively.

           c. Included in deferred costs are leasing commissions paid to Winthrop management of $84,000 for the year ended
                  December 31, 1995.

           d. Cleaning fees of $438,000 were paid to The Cleaning Force, an affiliate of WFA, for the year ended December 31, 1995.

Note 6 -   MINIMUM FUTURE RENTAL REVENUES

           The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

           The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 1996 are as follows:

                                       Year                   Amount
                                       ----                   ------
                                       1997              $    4,275,000

                                       1998                   3,600,000
                                       1999                   3,128,000
                                       2000                   1,982,000
                                       2001                   1,289,000
                                       Thereafter             2,337,000
                                                          -------------
                                                           $ 16,611,000
                                                          =============

                           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                  NOTES TO FINANCIAL STATEMENTS
                              YEARS ENDED DECEMBER 31, 1996 AND 1995

Note 6 -   FUTURE MINIMUM RENTAL REVENUES (Continued)

           The Partnership received more than 10% of its lease revenue from one tenant in 1996 and from two tenants in 1995. The first tenant accounted for approximately 22% and 26%, respectively of total rental revenue for the year ended December 31, 1996 and 1995. The second tenant accounted for 18% of total rental revenues for the year ended December 31, 1995.

Note 7 -   COMMITMENTS

           The Investor Partnership maintained approximately $8,000,000 of the cash and cash equivalents at December 31, 1996. These funds were used to make the principal payment due on the mortgage loan on the Effective Date and are expected to be used for future tenant improvements at the property.

Note 8 -   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

           The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

           (In Thousands)

                                               1996                   1995
                                               ----                   ----

Net loss - financial statements       $       (3,858)       $          (942)
    Differences resulted from:
       Depreciation                               86                     68
       Prepaid Rents                              36                    (37)
       Rental Revenue                            503                    619
       Amortization                              (64)                   (64)
       Bad Debt Expense                          123                    (20)
       Other                                      37                    (35)
                                      ---------------       -----------------

Net loss - income tax method          $       (3,137)       $          (411)

                                      ===============       ===============

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

    Effective September 19, 1996, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. However, Arthur Andersen's Independent Auditor's Report for the calendar year ended December 31, 1995 was modified due to uncertainty regarding the Registrant's ability to continue as a going concern since the Registrant had not satisfied its then current obligations and had filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

    Effective September 19, 1996, the Registrant engaged Imowitz Koenig as its Independent Auditors. The Registrant did not consult Imowitz Koenig regarding any of the matters or events set forth in Item
304(a)(2) of Regulation S-B prior to September 19, 1996.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

          (a) Identification of Directors and Executive Officers.

    The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the executive officers of WFA and the position held by each of them, are as follows:

                                            Has served as an
                                            Officer of the
   Name                 Positions Held      General Partner since
   ____                 ______________      _____________________

   Michael L. Ashner    Chief Executive     January 1996
                         Officer and
                         Director

   Richard J. McCready  Chief Operating     July 1995
                         Officer
                         President

   Jeffrey Furber       Executive Vice      July 1995
                         President
                         and Clerk

   Edward Williams      Chief Financial     April, 1996
                         Officer,
                         Vice President
                         and Treasurer

   Peter Braverman      Senior Vice         January 1996
                         President

    Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr.

Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

    Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

    Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

    Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

    Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

    One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York

Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

    Each officer of the General Partner will hold office until the next annual meeting of the General Partner and until his successor is elected and qualified.

    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

         (b)   Identification of Certain Significant Employees.  None.

         (c)   Family Relationships.   None.

         (d)   Involvement in Certain Legal Proceedings.   None.

Item 10.   Executive Compensation.


         Registrant is not required to and did not pay any compensation to the officers or partners of the General Partner. The General Partner does not presently pay any compensation to any of its officers or partners (See "Item 12, Certain Relationships and Related Transactions").

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The Registrant is a limited partnership and has issued Units of limited partnership interest. The Units are not voting securities, except that the consent of Limited Partners is required to approve or disapprove certain transactions including the removal of the General Partner, certain amendments to the Registrant's partnership agreement, the dissolution of the Registrant or the sale of all or substantially all of the assets of the Registrant. No Limited Partner owns beneficially more than 5% of the Units in the Registrant.

         (b) Security Ownership of Management. No officers or partners of WFA beneficially own any Units.

         (c) Changes in Control. There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12.   Certain Relationships and Related Transactions.

         (a)   Transactions with Management and Others.

    The officers and partners of WFA receive no remuneration or other compensation from the Registrant or the Operating Partnership.

    Under the terms of the Registrant's partnership agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income and loss and expense reimbursements from the Registrant.

    The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 1995 and 1996:

   Entity               Compensation                1995           1996
   ------               ------------                ----           ----

   Winthrop Financial   Annual Partnership
     Associates           Investor Service        $142,000       $150,000
                          Fee
   Winthrop Financial   Cash Distributions        $    -0-       $    -0-
     Associates
   Winthrop Management  Management, Construction
     and First Winthrop   Supervision, Legal

     Properties, Inc.     and Leasing Fees
     (Colorado)                                   $493,000       $272,000

Item 13.   Exhibits and Reports on Form 8-K.

       (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said index.

       (b)   Reports on Form 8-K:

    No reports on Form 8-K were filed during the last quarter covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                     1999 BROADWAY ASSOCIATES
                                     LIMITED PARTNERSHIP

                                     By:  WINTHROP FINANCIAL
                                          ASSOCIATES, A LIMITED
                                          PARTNERSHIP,
                                          Managing General Partner

                                     By:  /s/ Michael L. Ashner
                                          Michael Ashner
                                          Chief Executive Officer

                                     Date:  March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name         Title                     Date

/s/ Michael Ashner     Chief Executive           March 28, 1997
------------------
Michael Ashner         Officer and Director

/s/ Edward Williams    Chief Financial Officer   March 28, 1997
------------------
Edward Williams

                                 EXHIBIT INDEX


Exhibit
Number            Document
------            --------

3 (a) Certificate of Limited Partnership of 1999 Broadway Associates Limited Partnership, filed on January 10, 1989
                  (1)

4 (a) Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership, dated as of September 22, 1989(1)

4 (b) Amended and Restated Partnership Agreement of 1999 Broadway Joint Venture dated as of September 22, 1989 and the First Amendment to the Partnership Agreement of 1999 Broadway Joint Venture dated as of December 1, 1991(1)

10 (a) Amended Promissory Note, dated November 1, 1991 payable to the order of First Interstate Structures, Inc.(1)

10 (b) Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, dated September 30, 1988 and Amendment to Deed of Trust, dated November 1, 1991 ("Deed of Trust")(1)

10 (c) Security Agreement, dated September 30, 1988 and the Amendment to Security Agreement, dated as of November 1, 1991(1)

10 (d) Assignment of Leases and Rents, dated as of September 30, 1988 and the Amendment to Assignment of Leases and Rents, dated as of November 1, 1991(1)

10 (e)            Special Warranty Deed, dated September 30, 1988(1)

10 (f) Amended and Restated Commercial Management Agreement, dated as of January 1, 1990 (the "Management Agreement") and the First Amendment to the Management Agreement, dated October 22, 1991(1)

10 (g)            Leasing Agreement, dated as of January 1, 1990(1)

10 (h) Exclusive Leasing Agency Agreement dated July 15, 1993 between 1999 Broadway Partnership and Cushman Realty Corporation of Colorado (2)


10 (i) Amendment to Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership
                  (3)

10 (j)            Disclosure Statement of 1999 Broadway Partnership dated March
                  14, 1996 (4)

10 (k) Fourth Amended Plan of Reorganization of 1999 Broadway Partnership dated November 1, 1996 attached hereto as exhibit 10(k) Page __

10 (l) Reaffirmation, Ratification and Amendment Agreement dated as of February 28, 1997 by and among 1999 Broadway Partnership, 1999 Broadway Associates Limited Partnership, 1999 Broadway Partners, L.P. and DAG Management, Inc. attached hereto as exhibit 10(l) Page __

10 (m) Guaranty made as of February 28, 1997, by 1999 Broadway Associates Limited Partnership in favor of DAG Management, Inc. (a substantially similar guaranty has been issued by 1999 Broadway Partners, L.P. in favor of DAG Management, Inc.) attached hereto as exhibit 10(m) Page __

-------------------------

(1) Incorporated by reference to the same Exhibit Number filed with the Registrant's Registration Statement filed on May 28, 1992 (File No. 0-20273).

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1994.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1995.