Form 10QSB
period 1997-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1997-05-14
CIK 854268

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                 FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
                                               --------------
                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to ________________

                        Commission File Number 0-20273

                 1999 Broadway Associates Limited Partnership
                 --------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                                    04-6613783
---------------------------------          ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 One International Place, Boston, MA                       02110
 ------------------------------------       ------------------------------------
(Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code (617) 330-8600
                                                         --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                          -----        -----


                                   1 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)                                                         March 31,            December 31,
                                                                                           1997                   1996
                                                                                         ---------            ------------
Assets

Real estate, at cost:

Land                                                                                      $ 1,700                  $ 1,700
Buildings and improvements, net of accumulated
   depreciation of $12,553 (1997) and $12,204 (1996)                                       27,562                   27,442
                                                                                          -------                  -------
                                                                                           29,262                   29,142
Other Assets:

Cash and cash equivalents                                                                   5,429                    8,580
Restricted cash                                                                               791                    1,000
Receivables and other assets                                                                  697                      290
Deferred rent receivable                                                                      581                      665
Deferred costs, net of accumulated amortization
   of $3,358 (1997) and $3,248 (1996)                                                       1,109                    1,153
                                                                                          -------                  -------

         Total assets                                                                     $37,869                  $40,830
                                                                                          =======                  =======

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                                     $26,130                  $28,135
Accrued interest payable                                                                      223                      252
Accounts payable and accrued expenses                                                         914                    1,072
Payable to related party                                                                       67                       22
Security deposits                                                                             153                      140
                                                                                          -------                  -------
         Total liabilities                                                                 27,487                   29,621
                                                                                          -------                  -------
Commitments


Partners' Capital:

Investor limited partners' equity (460 units outstanding)                                  11,821                   12,640
General partners' deficit                                                                  (1,439)                  (1,431)
                                                                                          -------                  -------
         Total Partners' Capital                                                           10,382                   11,209
                                                                                          -------                  -------

         Total Liabilities and Partners' Capital                                          $37,869                  $40,830
                                                                                          =======                  =======

               See notes to consolidated financial statements.

                                   2 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997


Consolidated Statements of Operations (Unaudited)                                          For the Three Months Ended
                                                                                         March 31,             March 31,
(In Thousands, Except Unit Data)                                                           1997                  1996
                                                                                         ---------             ---------
Revenues:

     Rental                                                                              $    1,191            $    1,226
     Other                                                                                      113                    91
                                                                                         ----------            ----------
         Total Revenues                                                                       1,304                 1,317
                                                                                         ----------            ----------

Expenses:

     Real estate taxes                                                                          161                   161
     Payroll and payroll expense reimbursements                                                 171                   170
     Operating expenses                                                                         115                   136
     Repairs and maintenance                                                                    176                   155
     Utilities                                                                                  179                   173
     Management and other fees                                                                  139                   123
     General and administrative costs                                                            83                    49
     Insurance                                                                                   24                    32
     Depreciation and amortization                                                              459                   472
                                                                                         ----------            ----------

         Total Expenses                                                                       1,507                 1,471
                                                                                         ----------            ----------

Operating loss                                                                                 (203)                 (154)

Non-operating income (expense):
     Interest income                                                                             99                   168
     Interest expense                                                                          (669)                 (705)
     Reorganization item - professional fees                                                    (54)                    -
                                                                                         ----------            ----------

Net loss                                                                                 $     (827)           $     (691)
                                                                                         ==========            ==========

Net loss allocated:

     General Partners                                                                    $       (8)           $       (7)

     Investor Limited Partners                                                                 (819)                 (684)

                                                                                         ----------            ----------

                                                                                         $     (827)           $     (691)
                                                                                         ==========            ==========

Net loss allocated to Limited Partners per
   Limited Partner Unit                                                                  $(1,780.43)           $(1,486.96)
                                                                                         ==========            ==========

               See notes to consolidated financial statements.

                                   3 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997


Consolidated Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                                 Units of                                 Investor
                                                  Limited            General               Limited                Total
                                                Partnership         Partners'             Partners'             Partners'
                                                 Interest            Deficit               Capital               Capital
                                             ------------------ -------------------  --------------------  --------------------
Balance - January 1, 1997                           460              $(1,431)              $12,640                $11,209

    Net loss                                          -                   (8)                 (819)                  (827)
                                                   -----             --------              -------                -------

Balance - March 31, 1997                            460              $(1,439)              $11,821                $10,382
                                                   =====             =======               =======                =======

               See notes to consolidated financial statements.

                                   4 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997


Consolidated Statements of Cash Flows (Unaudited)


                                                                                           For the Three Months Ended
                                                                                         March 31,             March 31,
                                                                                           1997                  1996
                                                                                         ---------             ---------
Cash Flows from Operating Activities:

Net loss                                                                                 $ (827)               $  (691)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
     Depreciation                                                                            349                    332
     Amortization                                                                            110                    140
     Deferred rent receivable                                                                 84                    107
     Changes in assets and liabilities:
         Receivables and other assets                                                       (407)                   (11)
         Deferred costs                                                                      (66)                     -
         Accrued interest payable                                                            (29)                   705
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                           (100)                  (103)
                                                                                          ------                -------

Net cash (used in) provided by operating activities                                         (886)                   479
                                                                                          ------                -------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                                (469)                   (21)
     Restricted cash                                                                         209                      -
                                                                                          ------                -------

Net cash used in investing activities                                                       (260)                   (21)
                                                                                          ------                -------

Cash Flows from Financing Activities:

     Principal payments on mortgage note                                                  (2,005)                     -
                                                                                          ------                -------

Cash used in financing activities                                                         (2,005)                     -
                                                                                          ------                -------

Net (Decrease) Increase in Cash and Cash Equivalents                                      (3,151)                   458


Cash and cash equivalents, beginning of period                                             8,580                 14,130
                                                                                          ------                -------

Cash and cash equivalents, end of period                                                  $5,429                $14,588
                                                                                          ======                =======

Supplemental Disclosure of Cash Flow Information:
     Cash Paid For Interest                                                               $  698                $    -
                                                                                          ======                =======

               See notes to consolidated financial statements.

                                   5 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General

        The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1996.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

        The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.      Related Party Transactions

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates (the "General Partner"). Related-party transactions with the General Partner and its affiliates include the following:

        a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to the greater of 5% of cash receipts or $397,560. For the period ended March 31, 1997, management fees of $99,000 were incurred. In accordance with the Plan of Reorganization (see
                  Note 3), commencing on the Plan's effective date, property management fee payments were reduced to 4% of cash receipts as long as the New Note is outstanding. Management fees of $55,000 were paid during the period ended March 31, 1997.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of $160,000 per annum. Fees of $40,000 were paid during the period ended March 31, 1997.


3.      Petition of Relief Under Chapter 11 and Modification of Mortgage Loan
        Payable

        The Partnership and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan became effective on February 28, 1997 ("Effective Date") and provides for the modification of the existing loan as follows: (i) the maturity date has been extended one year to September 1999,

                                   6 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Petition of Relief Under Chapter 11 and Modification of Mortgage Loan Payable (Continued)

        (ii) principal payments are based on a 25 year amortization schedule,
        (iii) additional principal payments of $2,000,000 were paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date, (iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Note"). The loan continues to bear interest at 9.5% per annum.

        On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Partnership paid $7,147,000 to the lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. This payment represents the satisfaction of the pre-petition liabilities at face value, and, accordingly, no gain or loss was recognized. In addition, the following covenants have been incorporated in the New Note: (i) property management fee payments have been reduced to 4% of cash receipts as long as the New Note is outstanding, (ii) no distributions to partners by either the Investor or Operating Partnership is permitted while the New
        Note is outstanding. Although a distribution from the Investor Partnership would constitute a default under the New Note, the lender has no lien or other interest in cash that may be distributed by the Investor Partnership, (iii) all tenant improvements shall be funded by the Investor Partnership and, (iv) minimum tangible net worth requirements of the partners of the Operating Partnership.


        The Operating Partnership did not have sufficient cash flows to meet its February 1997 debt service requirement due on the outstanding mortgage. Accordingly, the February 1997 interest only payment of $223,000 was funded entirely from the reserve fund establish at the Initial Consummation Date.

                                   7 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

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

        The Registrant's level of liquidity based on cash and cash equivalents decreased by $3,151,000 during the three months ended March 31, 1997 as compared to December 31, 1996. The decline is attributable to $886,000 of cash used in operating activities, $260,000 of cash used in investing activities and $2,005,000, of cash used in financing activities. Cash from operations declined due to a decrease in occupancy from 1996 to 1997. Cash used in investing activities consisted of $469,000 of cash used for improvements to real estate offset by a decline of $209,000 in restricted cash. Cash used in financing activities consisted of a $2,000,000 principal payment on the Plan's Effective Date and mortgage principal amortization. During the bankruptcy petition period, the Registrant's leasing activity was restricted by the bankruptcy court. The Registrant is currently attempting to lease-up the unoccupied space. The Registrant has budgeted to expend all of its working capital reserves for tenant improvements and leasing commissions during the next twelve months, with the funding provided by the Investor Partnership. The Registrant invests its working capital reserves in a money market account.

        The Registrant and the holder of the first mortgage on the Property reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, as approved by the Bankruptcy Court, provides for the modification of the existing loan encumbering the property as follows: (i) the maturity date has been extended one year to September 1999; and (ii) principal payments are based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity. The loan continues to bear interest at 9.5% per annum.

        On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Partnership paid $7,147,000 to the lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment

                                   8 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Liquidity and Capital Resources (Continued)

        to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. This payment represents the satisfaction of the pre-petition liabilities at face value, and, accordingly, no gain or loss was recognized.

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

        Results of Operations

        Operating results, before non-operating income (expenses), declined by $49,000 for the three months ended March 31, 1997, as compared to 1996,

        due to an increase in expenses of $36,000 and a decline in revenue of $13,000.

        Revenues declined due to a decrease in rental income of $35,000 offset by an increase in other income of $22,000. Rental revenues declined due to a decrease in occupancy from 68% in 1996 to 63% in 1997.

        Expenses increased by $36,000 for the three months ended March 31, 1997, as compared to 1996, due to increases in general and administrative costs ($34,000) and repairs and maintenance ($21,000), which were partially offset by a decrease in depreciation and amortization ($13,000). The increase in general and administrative expenses relates primarily to advertising expenditures, which had previously been restricted by the bankruptcy court. Amortization expense declined due to intangible assets becoming fully amortized during 1996.

        Interest income decreased by $69,000 for the three months ended March 31, 1997, as compared to 1996, due to a decline in average working capital reserves available for investment. This decline relates to the various payments made by the Partnership on the Initial Consummation Date and Effective Date of the Plan of Reorganization.

        Interest expense decreased by $36,000 due to the payment of $4,000,000 in mortgage principal as part of the Plan of Reorganization.

                                   9 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           27. Financial Data Schedule, is filed as an Exhibit to this report.

     (b)   Reports on Form 8-K:

           No report of Form 8-K was filed during the period.

                                   10 of 11

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

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

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                 BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER

                       BY:     /s/ Michael L.  Ashner
                               -------------------------------------
                               Michael L. Ashner
                               Chief Executive Officer

                       BY:     /s/ Edward V.  Williams
                               -------------------------------------
                               Edward V. Williams
                               Chief Financial Officer


                               DATED: May __, 1997

                                   11 of 11