Form 10QSB
period 1997-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1997-08-13
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                04-6613783
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

   One International Place, Boston, MA                     02110
 (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No___

                                     1 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         JUNE 30,             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                           1997                   1996
                                                                                  ---------------------------------------------

Assets

Real estate, at cost:

Land                                                                              $              1,700    $              1,700
Buildings and improvements, net of accumulated
   depreciation of $12,885 (1997) and $12,204 (1996)                                            27,876                  27,442
                                                                                  ---------------------   ---------------------

                                                                                                29,576                  29,142
Other Assets:

Cash and cash equivalents                                                                        4,545                   8,580
Restricted cash                                                                                    799                   1,000
Other assets                                                                                       471                     290
Deferred rent receivable                                                                           509                     665
Deferred costs, net of accumulated amortization
   of $3,469 (1997) and $3,248 (1996)                                                            1,348                   1,153
                                                                                  ---------------------   ---------------------

         Total assets                                                             $             37,248     $            40,830
                                                                                  =====================   =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                             $             26,048    $             28,135
Accrued interest payable                                                                           206                     252
Accounts payable and accrued expenses                                                              859                   1,072
Payable to related party                                                                           105                      22
Security deposits                                                                                  136                     140
                                                                                  ---------------------   ---------------------


         Total liabilities                                                                      27,354                  29,621
                                                                                  ---------------------   ---------------------

Commitments

Partners' Capital:

Investor limited partners' equity (460 units outstanding)                                       11,338                  12,640
General partner's deficit                                                                       (1,444)                 (1,431)
                                                                                  ---------------------   ---------------------

         Total Partners' Capital                                                                 9,894                  11,209
                                                                                  ---------------------   ---------------------

         Total Liabilities and Partners' Capital                                  $             37,248     $            40,830
                                                                                  =====================   =====================


                 See notes to consolidated financial statements.

                                     2 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                           FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,               JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                          1997                    1996
                                                                                  ---------------------   ---------------------

Revenues:

     Rental                                                                       $              2,515    $              2,508
     Other                                                                                         307                     168
                                                                                  ---------------------   ---------------------

         Total Revenues                                                                          2,822                   2,676
                                                                                  ---------------------   ---------------------

Expenses:

     Real estate taxes                                                                             324                     323
     Payroll and payroll expense reimbursements                                                    327                     309
     Operating expenses                                                                            246                     269
     Repairs and maintenance                                                                       354                     365
     Utilities                                                                                     351                     349
     Management and other fees                                                                     278                     217
     General and administrative costs                                                              145                      72
     Insurance                                                                                      47                      62
     Depreciation and amortization                                                                 902                     945
                                                                                  ---------------------   ---------------------

         Total Expenses                                                                          2,974                   2,911
                                                                                  ---------------------   ---------------------


Operating loss                                                                                    (152)                   (235)

Non-operating income (expense):

     Interest income                                                                               167                     320
     Interest expense                                                                           (1,272)                 (1,431)
     Reorganization item - professional fees                                                       (58)                      -
                                                                                  ---------------------   ---------------------

Net loss                                                                          $             (1,315)    $            (1,346)
                                                                                  =====================   =====================

Net loss allocated:


     General Partner                                                              $                (13)    $               (13)

     Investor Limited Partners                                                                  (1,302)                 (1,333)
                                                                                  ---------------------   ---------------------

                                                                                  $             (1,315)    $            (1,346)
                                                                                  =====================   =====================

Net loss allocated to Limited Partners per

   Limited Partner Unit                                                           $          (2,830.43) $            (2,897.83)
                                                                                  =====================   =====================


                 See notes to consolidated financial statements.

                                     3 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                          FOR THE THREE MONTHS ENDED
                                                                                         JUNE 30,               JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                          1997                    1996
                                                                                  ---------------------   ---------------------
Revenues:

     Rental                                                                       $              1,324    $              1,282
     Other                                                                                         194                      77
                                                                                  ---------------------   ---------------------

         Total Revenues                                                                          1,518                   1,359
                                                                                  ---------------------   ---------------------

Expenses:

     Real estate taxes                                                                             163                     162
     Payroll and payroll expense reimbursements                                                    156                     139
     Operating expenses                                                                            131                     133
     Repairs and maintenance                                                                       178                     210
     Utilities                                                                                     172                     176
     Management and other fees                                                                     139                      94
     General and administrative costs                                                               62                      23
     Insurance                                                                                      23                      30
     Depreciation and amortization                                                                 443                     473
                                                                                  ---------------------   ---------------------

         Total Expenses                                                                          1,467                   1,440
                                                                                  ---------------------   ---------------------


Operating income (loss)                                                                             51                     (81)

Non-operating income (expense):

     Interest income                                                                                68                     152
     Interest expense                                                                             (603)                   (726)
     Reorganization item - professional fees                                                        (4)                      -
                                                                                  ---------------------   ---------------------

Net loss                                                                          $               (488)    $              (655)
                                                                                  =====================   =====================

Net loss allocated:


   General Partner                                                                $                 (5)   $                 (7)

   Investor Limited Partners                                                                      (483)                   (648)
                                                                                  ---------------------   ---------------------

                                                                                  $               (488)    $              (655)
                                                                                  =====================   =====================

Net loss allocated to Limited Partners per

   Limited Partner Unit                                                           $          (1,050.00) $            (1,408.70)
                                                                                  =====================   =====================


                 See notes to consolidated financial statements.

                                     4 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                 UNITS OF                                 INVESTOR
                                                  LIMITED            GENERAL               LIMITED                TOTAL
                                                PARTNERSHIP         PARTNER'S             PARTNERS'             PARTNERS'
                                                 INTEREST            DEFICIT               CAPITAL               CAPITAL
                                             ------------------ -------------------  --------------------  --------------------

Balance - January 1, 1997                                  460  $           (1,431)  $            12,640   $            11,209

    Net loss                                                 -                 (13)               (1,302)               (1,315)
                                             ------------------ -------------------  --------------------  --------------------

Balance - June 30, 1997                                    460  $           (1,444)  $            11,338   $             9,894
                                             ================== ===================  ====================  ====================

                 See notes to consolidated financial statements.

                                     5 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1997

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(IN THOUSANDS)                                                                              FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,               JUNE 30,
                                                                                          1997                    1996
                                                                                  ---------------------   ---------------------

Cash Flows from Operating Activities:

Net loss                                                                          $             (1,315)   $             (1,346)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:

     Depreciation                                                                                  681                     664
     Amortization                                                                                  221                     281
     Deferred rent receivable                                                                      156                     214
     Changes in assets and liabilities:

         Other assets                                                                             (181)                   (177)
         Deferred costs                                                                           (416)                    (23)
         Accrued interest payable                                                                  (46)                  1,431
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                                 (134)                    132
                                                                                  ---------------------   ---------------------


Net cash (used in) provided by operating activities                                             (1,034)                  1,176
                                                                                  ---------------------   ---------------------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                                    (1,115)                    (11)
     Decrease in restricted cash                                                                   201                       -
                                                                                  ---------------------   ---------------------

Net cash used in investing activities                                                             (914)                    (11)
                                                                                  ---------------------   ---------------------

Cash Flows from Financing Activities:

     Principal payments on mortgage note                                                        (2,087)                      -
                                                                                  ---------------------   ---------------------


Cash used in financing activities                                                               (2,087)                      -
                                                                                  ---------------------   ---------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                            (4,035)                  1,165

Cash and cash equivalents, beginning of period                                                   8,580                  14,130
                                                                                  ---------------------   ---------------------

Cash and cash equivalents, end of period                                          $              4,545    $             15,295
                                                                                  =====================   =====================


Supplemental Disclosure of Cash Flow Information:

     Cash Paid For Interest                                                       $              1,318    $                  -
                                                                                  =====================   =====================

                 See notes to consolidated financial statements.

                                     6 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

        The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.      RELATED PARTY TRANSACTIONS

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, a Maryland Limited Partnership (the "General Partner"). Related-party transactions with the General Partner and its affiliates include the following:

        a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to the greater of 5% of cash receipts or $397,560. For the period ended June 30, 1997, management fees of $198,000 were incurred. In accordance with the Plan of Reorganization (see
                  Note 3), commencing on the Plan's effective date, property management fee payments were reduced to 4% of cash receipts as long as the New Note (as defined below) is outstanding. Management fees of $116,000 were paid during the period ended June 30, 1997.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of $160,000 per annum. Fees of $80,000 were paid during the period ended June 30, 1997.

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

                                     7 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

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

        Pursuant to the Plan, on November 26, 1996 (the "Initial Consummation Date") the Partnership paid $7,147,000 to the lender. This payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. This payment represents the satisfaction of the pre-petition liabilities at face value, and, accordingly, no gain or loss was recognized. In addition, the following covenants have been incorporated in the New Note: (i) property management fee payments have been reduced to 4% of cash receipts as long as the New Note is outstanding, (ii) no distributions to partners by either the Investor or Operating Partnership are permitted while the New
        Note is outstanding (although a distribution from the Investor Partnership would constitute a default under the New Note, the lender has no lien or other interest in cash that may be distributed by the Investor Partnership), (iii) all tenant improvements shall be funded by the Investor Partnership and, (iv) minimum tangible net worth requirements of the partners of the Operating Partnership.

        The Operating Partnership did not have sufficient cash flows to meet its February 1997 debt service requirement due on the outstanding mortgage primarily due to the timing of payment of the semi-annual real estate taxes. Accordingly, the February 1997 interest only payment of $223,000 was funded entirely from the reserve fund established at the Initial Consummation Date.

                                     8 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This Item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        The Registrant, through its 99.9% ownership interest in 1999 Broadway Partnership (the "Operating Partnership"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Partnership generates rental revenue from the Property and is responsible for the Property's operating expense as well as its administrative costs.

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

        The Registrant's level of liquidity based on cash and cash equivalents decreased by $4,035,000 during the six months ended June 30, 1997, as compared to December 31, 1996. The decline is attributable to $1,034,000 of cash used in operating activities, $914,000 of cash used in investing activities and $2,087,000, of cash used in financing activities. Cash from operations declined primarily as a result of lower occupancy due to restrictions on leasing imposed by the Bankruptcy Court and cash expended on current leasing activities. Cash used in investing activities consisted of $1,115,000 of cash used for improvements to real estate, which was partially offset by a decline of $201,000 in restricted cash. Cash used in financing activities consisted of a $2,000,000 principal payment on the Plan's Effective Date and mortgage principal amortization. During the bankruptcy petition period, the Registrant's leasing activity was restricted by the bankruptcy court. The Registrant is currently attempting to lease-up the unoccupied space. At present, the Registrant is negotiating with a perspective tenant for approximately 90,000 square feet of space. However, there is no assurance at this time that the lease will be executed. The Registrant has budgeted to expend all of its working capital reserves for tenant improvements and leasing commissions during the next twelve months, with the funding provided by the Investor Partnership. In its efforts to obtain new tenants, the Registrant may be required to agree to expend amounts in excess of amounts originally budgeted for tenant improvements. As a result, it may be necessary for the Registrant to obtain additional amounts in the near future either through additional financing or permitted equity offerings. The Registrant invests its working capital reserves in a money market account.

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

                                     9 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1997

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

        Results of Operations

        Operating results, before non-operating income (expenses), for the six months ended June 30, 1997, as compared to 1996, improved by $83,000 due to an increase in revenue of $146,000, which was offset by an increase in expenses of $63,000. Operating results, before non-operating income (expenses), for the three months ended June 30, 1997, as compared to 1996, improved by $132,000.

        Revenues, for the six months ended June 30, 1997, as compared to 1996, increased due to an increase in other income of $139,000 and an increase in rental income of $7,000. Other income increased primarily due to the accrual of a real estate tax refund to be received. Rental revenues remained relatively constant as occupancy (68% in 1996 vs. 67% in 1997) and rental rates remained steady.

        Expenses increased by $63,000 for the six months ended June 30, 1997, as compared to 1996, primarily due to increases in management and other fees ($61,000) and general and administrative costs ($73,000), which were partially offset by decreases in depreciation and amortization ($43,000) and operating expenses ($23,000). The increase in general and administrative expenses relates primarily to advertising expenditures, which had previously been restricted by the bankruptcy court and an increase in professional fees in 1997. Amortization expense declined due to intangible assets becoming fully amortized during 1996.

        Interest income decreased by $153,000 for the six months ended June 30, 1997, as compared to 1996, due to a decline in average working capital reserves available for investment. This decline relates to the various payments made by the Partnership on the Initial Consummation Date and Effective Date of the Plan of Reorganization.

        Interest expense decreased by $159,000 due to the payment of $4,000,000 in mortgage principal as part of the Plan of Reorganization and the amortization of mortgage principal.

                                    10 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                            FORM 10-QSB JUNE 30, 1997

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           27. Financial Data Schedule, is filed as an Exhibit to this report.

     (b)   Reports on Form 8-K:

           No report of Form 8-K was filed during the period.

                                    11 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1997

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

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                 BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER

                       BY:     /s/ Michael L. Ashner
                               -------------------------
                               Michael L. Ashner
                               Chief Executive Officer

                       BY:     /s/ Edward V. Williams
                               -------------------------
                               Edward V. Williams
                               Chief Financial Officer

                               DATED: August 5, 1997

                                    12 of 12