Form 10QSB
period 1997-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1997-11-14
CIK 854268

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                 FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                             ------------------

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to
                                              ---------------    ---------------

                        Commission File Number 0-20273
                                               -------

                 1999 Broadway Associates Limited Partnership
                 --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                               04-6613783
      -------------------------------       -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

      Five Cambridge Center, Cambridge, MA                    02142
      ------------------------------------             -------------------
    (Address of principal executive office)                 (Zip Code)

     Registrant's telephone number, including area code   (617) 234-3000
                                                       --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      --------   --------

                                   1 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)


                                                          September 30,    December 31,
(In Thousands, Except Unit Data)                              1997            1996
                                                          -------------   --------------

Assets

Real estate, at cost:

Land                                                      $      1,700    $       1,700
Buildings and improvements, net of accumulated
   depreciation of $13,256 (1997) and $12,204 (1996)            28,090           27,442
                                                          ------------    -------------
                                                                29,790           29,142
Other Assets:

Cash and cash equivalents                                        3,299            8,580
Restricted cash                                                    662            1,000
Other assets                                                       343              290
Deferred rent receivable                                           471              665
Deferred costs, net of accumulated amortization
   of $3,624 (1997) and $3,248 (1996)                            1,802            1,153
                                                          ------------    -------------
    Total assets                                          $     36,367    $      40,830
                                                          ============    =============
Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                     $     25,981    $      28,135
Accrued interest payable                                           206              252
Accounts payable and accrued expenses                              829            1,072
Payable to related party                                           132               22
Security deposits                                                  163              140
                                                          ------------    -------------
    Total liabilities                                           27,311           29,621

                                                          ------------    -------------
Commitments

Partners' Capital:

Investor limited partners' equity (460 units outstanding        10,509           12,640
General partner's deficit                                       (1,453)          (1,431)
                                                          ------------    -------------
    Total Partners' Capital                                      9,056           11,209
                                                          ------------    -------------
    Total Liabilities and Partners' Capital               $     36,367    $      40,830
                                                          ============    =============


               See notes to consolidated financial statements.

                                   2 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

Consolidated Statements of Operations (Unaudited)         For the Nine Months Ended
                                                         September 30,    September 30,
(In Thousands, Except Unit Data)                              1997             1996
                                                         -------------    -------------
Revenues:

  Rental                                                 $       3,945    $       3,790
  Other                                                            344              269
                                                         -------------    -------------
    Total Revenues                                               4,289            4,059
                                                         -------------    -------------
Expenses:

  Real estate taxes                                                488              485
  Payroll and payroll expense reimbursements                       475              451
  Operating expenses                                               363              381
  Repairs and maintenance                                          532              530
  Utilities                                                        543              528
  Management and other fees                                        418              324
  General and administrative costs                                 228              123
  Insurance                                                         71               93
  Depreciation and amortization                                  1,378            1,279
                                                         -------------    -------------
    Total Expenses                                               4,496            4,194
                                                         -------------    -------------

Operating loss                                                    (207)            (135)

Non-operating income (expense):
  Interest income                                                  233              466
  Interest expense                                              (1,940)          (2,195)
  Reorganization item - professional fees                         (239)            (750)
                                                         -------------    -------------
Net loss                                                 $      (2,153)   $      (2,614)
                                                         =============    =============

Net loss allocated:

  General Partner                                        $         (22)   $         (26)

  Investor Limited Partners                                     (2,131)          (2,588)
                                                         -------------    -------------
                                                         $      (2,153)   $      (2,614)
                                                         =============    =============


Net loss allocated to Limited Partners per
   Limited Partner Unit                                  $   (4,632.61)   $   (5,626.09)
                                                         =============    =============

               See notes to consolidated financial statements.

                                   3 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

Consolidated Statements of Operations (Unaudited)         For the Three Months Ended
                                                         September 30,    September 30,
(In Thousands, Except Unit Data)                             1997            1996
                                                         -------------    -------------
Revenues:

  Rental                                                 $       1,340    $       1,282
  Other                                                            127              101
                                                         -------------    -------------
    Total Revenues                                               1,467            1,383
                                                         -------------    -------------
Expenses:

  Real estate taxes                                                164              162
  Payroll and payroll expense reimbursements                       148              142
  Operating expenses                                               117              112
  Repairs and maintenance                                          178              165
  Utilities                                                        192              179
  Management and other fees                                        140              107
  General and administrative costs                                  83               51
  Insurance                                                         24               31
  Depreciation and amortization                                    508              366
                                                         -------------    -------------
    Total Expenses                                               1,554            1,315
                                                         -------------    -------------

Operating (loss) income                                            (87)              68

Non-operating income (expense):
  Interest income                                                   66              146
  Interest expense                                                (636)            (732)
  Reorganization item - professional fees                         (181)            (750)
                                                         -------------    -------------
Net loss                                                 $        (838)   $      (1,268)
                                                         =============    =============

Net loss allocated:

   General Partner                                       $          (8)   $         (13)

   Investor Limited Partners                                      (830)          (1,255)
                                                         -------------    -------------
                                                         $        (838)   $      (1,268)
                                                         =============    =============

Net loss allocated to Limited Partners per
   Limited Partner Unit                                  $   (1,804.35)   $   (2,728.26)
                                                         =============    =============

               See notes to consolidated financial statements.

                                   4 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

Consolidated Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of                      Investor
                                 Limited        General         Limited          Total
                                Partnership    Partner's       Partners'        Partners'
                                 Interest       Deficit         Capital          Capital
                                -----------    ---------       ----------       ---------

Balance - January 1, 1997              460     $  (1,431)      $   12,640       $  11,209

  Net loss                               -           (22)          (2,131)         (2,153)
                                -----------    ---------       -----------      ----------
Balance - September 30, 1997           460     $  (1,453)      $   10,509       $   9,056
                                ===========    =========       ===========      ==========


               See notes to consolidated financial statements.

                                   5 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                            For the Nine Months Ended
                                                         September 30,    September 30,
                                                             1997             1996
                                                         -------------    -------------
Cash Flows from Operating Activities:

Net loss                                                 $      (2,153)   $      (2,614)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  Depreciation                                                   1,052              906
  Amortization                                                     376              421
  Deferred rent receivable                                         194              321
  Changes in assets and liabilities:
    Other assets                                                   (53)            (222)
    Accrued interest payable                                       (46)           2,147
    Accounts payable, accrued expenses, payable
      to related party and security deposits                      (110)             936
                                                         -------------    -------------
Net cash (used in) provided by operating activities               (740)           1,895

Cash Flows from Investing Activities:

  Additions to buildings and improvements                       (1,700)            (243)
  Decrease in restricted cash                                      338               -
  Deferred costs                                                (1,025)             (40)
                                                         -------------    -------------
Net cash used in investing activities                           (2,387)            (283)
                                                         -------------    -------------
Cash Flows from Financing Activities:

  Principal payments on mortgage note                           (2,154)             -
                                                         -------------    -------------
Cash used in financing activities                               (2,154)             -
                                                         -------------    -------------
Net (Decrease) Increase in Cash and Cash Equivalents            (5,281)           1,612

Cash and cash equivalents, beginning of period                   8,580           14,130
                                                         -------------    -------------
Cash and cash equivalents, end of period                 $       3,299    $      15,742
                                                         =============    =============
Supplemental Disclosure of Cash Flow Information:

  Cash Paid For Interest                                 $       1,936    $         -
                                                         =============    =============


               See notes to consolidated financial statements.

                                   6 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.      General

        The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnership". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

        The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.      Related Party Transactions

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, a Maryland Limited Partnership (the "General Partner"). Related-party transactions with the General Partner and its affiliates include the following:

        a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to the greater of 5% of cash receipts or $397,560. For the nine months ended September 30, 1997, management fees of $298,000 were incurred. In accordance with the Plan of Reorganization (see Note 3), commencing on the Plan's effective date, property management fee payments were reduced to 4% of cash receipts as long as the New Note (as defined below) is outstanding. Management fees of $190,000 were paid during the nine months ended September 30, 1997.


        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of $160,000 per annum. Fees of $120,000 were paid during the period ended September 30, 1997.

        c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each construction project. Fees of $57,000 were incurred during the nine months ended September 30, 1997 and have been capitalized to the cost of building and improvements.

                                    7 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.      Petition of Relief Under Chapter 11 and Modification of Mortgage Loan
        Payable

        The Partnership and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan became effective on February 28, 1997 ("Effective Date") and provides for the modification of the existing loan, as follows: (i) the maturity date has been extended one year to September 1999, (ii) principal payments are based on a 25 year amortization schedule, (iii) additional principal payments of $2,000,000 were paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date, (iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Note"). The loan continues to bear interest at 9.5% per annum.

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

        Partnership would constitute a default under the New Note, the Lender has no lien or other interest in cash that may be distributed by the Investor Partnership), (iii) all tenant improvements shall be funded by the Investor Partnership and, (iv) minimum tangible net worth requirements of the partners of the Operating Partnership have been established.

        The Operating Partnership did not have sufficient cash flows to meet its February 1997 and a portion of its June 1997 debt service requirements primarily due to the timing of payment of the semi-annual real estate taxes. Accordingly, the entire February 1997 interest only payment of $223,000, and $145,000 of the June 1997 principal and interest payment were funded from the reserve established at the Initial Consummation Date.

                                     8 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.      Partners Equity

        In order to fund required tenant improvements, refinance and reduce the Partnership's indebtedness and increase working capital, the General Partner has determined that it is necessary to increase the Partnership's equity by means of an offering of subscription rights to holders of limited partner interests (the "Unitholders") to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Partnership filed offering and proxy material with the Securities and Exchange Commission and commenced the offering during October 1997. This offering is conditioned upon the consent, as required under the Partnership's existing partnership agreement, of the requisite number of Unitholders. In the event that the Plan to raise additional equity is approved by the Unitholders, Bronco, L.L.C., an affiliate of the General Partner and a Unitholder, has agreed to exercise its right as a Unitholder and subscribe for all Preferred Units which are not subscribed for by the remaining Unitholders. The Partnership expects to receive gross proceeds equal to approximately $10.695 million from this offering, which expires on December 15, 1997. In addition, if the offering is completed, the Partnership intends to distribute $4.6 million to Unitholders ($10,000 per unit).

                                   9 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

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

           The Registrant's level of liquidity based on cash and cash equivalents decreased by $5,281,000 during the nine months ended September 30, 1997, as compared to December 31, 1996. The decline is attributable to $740,000 of cash used in operating activities, $2,387,000 of cash used in investing activities and $2,154,000 of cash used in financing activities. Cash from operations declined during the period ended September 30, 1997 primarily as a result of low occupancy due to restrictions on leasing imposed by the Bankruptcy Court. Cash used in investing activities consisted of $1,700,000 of cash used for improvements to real estate and $1,025,000 cash expended on current leasing activity, which were partially offset by a decline of $338,000 in restricted cash. Cash used in financing activities consisted of a $2,000,000 principal payment on the Plan's Effective Date and mortgage principal amortization. During the bankruptcy petition period, the Registrant's leasing activity was restricted by the bankruptcy court. The Registrant is currently attempting to lease-up the unoccupied space. At present, the Registrant has executed leases with new tenants for approximately 114,000 square feet of space with occupancy dates between December 1997 and January 1998, which, when occupied and assuming no subsequent vacancies, would cause the office tower to be 88% occupied. The Registrant has budgeted to expend all of its working capital reserves for tenant improvements and leasing commissions during the next twelve months. In its efforts to obtain new tenants, the Registrant may be required to agree to expend amounts in excess of amounts originally budgeted for tenant improvements. The funding for potential expenditures for tenant improvements and leasing commission will be provided by the Investor Partnership through existing capital reserves and, if consummated, a portion of the proceeds expected to be received from the issuance of preferred partnership units (as discussed below). The Registrant invests its working capital reserves in a money market account.

                                   10 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           In order to fund these required tenant improvements, refinance and reduce the Registrant's indebtedness and increase working capital, the General Partner has determined that it is necessary to increase the Registrant's equity by means of an offering of subscription rights to holders of limited partner interests (the "Unitholders") to purchase 12% cumulative, non-compounded preferred Registrant units ("Preferred Units"). The Registrant filed offering and proxy material with the Securities and Exchange Commission and commenced the offering during October 1997. This offering is conditioned upon the consent, as required under the Registrants existing partnership agreement, of the requisite number of Unitholders. In the event that the Plan to raise additional equity is approved by the Unitholders, Bronco, L.L.C., an affiliate of the General Partner and a Unitholder, has agreed to exercise its right as a Unitholder and subscribe for all Preferred Units which are not subscribed for by the remaining Unitholders. The Registrant expects to receive gross proceeds equal to approximately $10.695 million from this offering, which expires on December 15, 1997. In addition, if the offering is completed, the Registrant intends to distribute $4.6 million to Unitholders ($10,000 per unit). If this offering is not consummated, the Registrant will have insufficient capital, unless comparable financing can be obtained, with which to fund the required tenant improvements, which will cause a breach of agreement with the new tenants. It is expected that if these lease agreements were terminated due to the Registrants breach, the Registrant would have insufficient cash flow from the Property to meet its debt service obligations.

           The Registrant and the holder of the first mortgage on the Property reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, as approved by the Bankruptcy Court, provides for the modification of the existing loan encumbering the property, as follows: (i) the maturity date has been extended one year to September 1999; and (ii) principal payments are based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity. The loan continues to bear interest at 9.5% per annum.

           On November 26, 1996 (the "Initial Consummation Date") the Registrant paid $7,147,000 to the lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. This payment represents the satisfaction of the pre-petition liabilities at face value, and, accordingly, no gain or loss was recognized.

           At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a complete return

                                    11 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 1999, the ability to hold and operate the Property is dependent upon the consummating of the offering and the Operating Partnership's ability to restructure or refinance the first mortgage loan or sell the property.

           Results of Operations

           Operating results, before non-operating income (expenses), for the nine months ended September 30, 1997, as compared to 1996, declined by $72,000 due to an increase in expenses of $302,000, which was partially offset by an increase in revenues of $230,000. Operating results, before non-operating income (expenses), for the three months ended September 30, 1997, as compared to 1996, declined by $155,000.

           Expenses increased by $302,000 for the nine months ended September 30, 1997, as compared to 1996, primarily due to increases in general and administrative costs ($105,000), management and other fees ($94,000), depreciation and amortization ($99,000), payroll and payroll expense reimbursements ($24,000) and utilities ($15,000). These increases were partially offset by decreases in insurance ($22,000) and operating expenses ($18,000). The increase in general and administrative expenses relates primarily to advertising expenditures, which had previously been restricted by the bankruptcy court and an increase in professional fees in 1997. Depreciation and amortization expense increased due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity.

           Revenues, for the nine months ended September 30, 1997, as compared to 1996, increased due to an increase in rental income of $155,000 and an increase in other income of $75,000. Rental income increased due to an increase in average rental rates. Occupancy remained relatively constant (70% in 1997 vs. 69% in 1996). Other income increased primarily due to a real estate tax refund received in 1997, net of amounts refunded to tenants.

           Interest income decreased by $233,000 for the nine months ended September 30, 1997, as compared to 1996, due to a decline in average working capital reserves available for investment. This decline relates to the various payments made by the Partnership on the Initial Consummation Date and Effective Date of the Plan of Reorganization, and expenditures relating to an increase in leasing activities.

           Interest expense decreased by $255,000 due to the payment of $4,000,000 in mortgage principal as part of the Plan of Reorganization and the amortization of mortgage principal.

                                   12 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           27. Financial Data Schedule, is filed as an Exhibit to this report.

     (b)   Reports on Form 8-K:

           No report of Form 8-K was filed during the period.

                                   13 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1997
                        ------------------------------

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


                           DATED: November 14, 1997

                                   14 of 14