Form 10KSB
period 1997-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1998-03-31
CIK 854268

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d)
                   of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1997                      Number  0-20273

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            04-6613783
(State of other jurisdiction of                             (I.R.S. Employee
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts           02142
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code: (617) 234-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Investor Limited Partnership Interests
                            (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for its most recent fiscal year were $5,599,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                                              Cover Page Continued on Next Page

                                                              Cover Page 2 of 2


                   DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB        Document
In Which Document is           --------
Incorporated


Part I Registration Statement on Form S-3 (Registration No. 333-36471), as filed with the Securities and Exchange Commission on September 26, 1997

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

         Subsequent to the effectiveness of the Plan (see "Chapter 11 Reorganization" below), the Operating Partnership engaged in a comprehensive leasing program at the Property. In connection therewith, the Operating Partnership entered into leases (the "New Leases") during the second half of 1997 for approximately 166,000 square feet office space at the Office Tower. In order to fund required tenant improvements under the New Leases, reduce existing indebtedness and provide working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering (the "Offering") of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests (the "Preferred Units"). The Registrant filed offering materials with the Securities and

Exchange Commission and commenced the offering during the fourth quarter of 1997. As a result of the offering, the Registrant received approximately $10,695,000 in net proceeds from this offering.

         In connection with the Offering, the Registrant's Partnership Agreement was amended to provide that the Registrant's annual cash flow would be distributed: (i) first to the holders of Preferred Units in an amount in cash equal to a cumulative, non-compounded preferred annual return of 12% on such holders invested capital of $23,250 per Preferred Unit (the "Annual Return");
(ii) second, 99% to the Limited Partners and 1% to the General Partner until Limited Partners have received a 6% per annum cumulative, non-compounded return on their invested capital; and (iii) third, 97% to Limited Partners and 3% to the General Partner until Limited Partners have received a return of their invested capital; and (iv) thereafter, 70% to Limited Partners and 30% to the General Partner. In addition to its Annual Return, each Preferred Unit is entitled to receive from all Non-Terminating Capital Transactions (as defined in the Registrant's Partnership Agreement) a distribution equal to the greater of
(i) $46,500 (200% of an investor's original preferred invested capital) or (ii) an amount equal to $23,250 together with a cumulative, compounded return thereon of 15%. For additional information with respect to the Offering and the amendments to the Registrant's partnership agreement effected thereby, reference is made to the Registrant's Registration Statement on Form S-3 (Registration No. 333-36471), as filed with the Securities and Exchange Commission on September 26, 1997.

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

         The Registrant and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997 ("Effective Date") and provides for the modification of the existing loan as follows: (i) the maturity date is extended one year to September 1999, (ii) principal payments will be based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date,
(iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Loan"). The loan continues to bear interest at 9.5% per annum. In addition, the following covenants have been incorporated in the New Loan: (a) property management fees are limited to 4% of cash receipts so long as the New Loan is outstanding, (b) no distributions to partners from the Operating Partnerships are permitted while the New Loan is outstanding, (c) all tenant improvements shall be funded by the Registrant, (d) minimum tangible net worth requirements of the partners of the Operating Partnership, (e) "anti-bankruptcy provisions" which entitle the Lender to automatic relief upon the occurrence of certain events (such as the filing of a bankruptcy action by one of the general partners of the Operating Partnership), (f) "springing guaranty" obligations of the Registrant which would make the loan obligations recourse to the Registrant upon the occurrence of certain events (such as the Registrant impeding or hindering the exercise of the Lender's rights under the New Loan), and (g) the Lender's right to approve "non-standard" lease terms.

         On November 26, 1996 (the "Initial Consummation Date" of the
Plan) the Registrant paid $7,147,000 to the Lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the Lender in accordance with the Plan. This payment included the required $2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997. For additional information with respect to the loan restructuring, see Item 7, Financial Statements - Note 4."

Employees

         The Registrant has no employees. Services are performed for the Registrant and the Operating Partnership by their respective general partners and the agents retained by them.

Property Management

         The Operating Partnership has retained as its property manager Winthrop Management LLC ("Winthrop Management"), an affiliate of WFA. Winthrop Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Winthrop Management receives a management fee equal to 5% of gross revenues from the operation of the Property; however the current amount payable is limited to 4% of cash receipts so long as the New Loan is outstanding. In addition, on behalf of the Operating Partnership, Winthrop Management retained First Winthrop Properties, Inc. (Colorado), a

Colorado corporation and an affiliate of WFA, as the Property's leasing agent. The Operating Partnership pays leasing commissions between $2.00 and $4.00 per square foot, depending on such factors, as whether First Winthrop Properties, Inc. (Colorado) was the exclusive broker and whether the lease was a new lease, expansion or renewal. Since 1993 the Operating Partnership engaged Cushman Realty Corporation of Colorado to become the Office Tower's exclusive leasing agent for new tenants (First Winthrop Properties, Inc. (Colorado) remains as the Office Tower's agent for existing tenants). The leasing commissions earned by Cushman are based on the same formula as those previously earned by First Winthrop Properties, Inc. (Colorado) and such commissions are therefore be deducted from those due First Winthrop Properties, Inc. (Colorado).


Competition

         The real estate business is highly competitive and the Property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Partnership Agreement Amendment

         In August 1995, the General Partner amended Section 11.12 of the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units. In addition, in connection with the Offering discussed above, the Registrant's partnership agreement was substantially amended.

Change in Control

         On July 18, 1995, Londonderry Acquisition II Limited
Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, L.P. ("W.L. Realty"). WFA owns the remaining thirty-five percent (35%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1997, the sole, and currently is the managing, general partner of WFA.
As a
result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."


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

Property Information

         The following table sets forth the mortgage balance as of December 31, 1997, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.


  12/31/97                                            Mortgage
  Mortgage    Interest   Amortization    Maturity      Balance
  Balance       Rate        Period         Date       at Maturity
  -------     --------   ------------    --------     -----------
$25,913,000     9.5%        25 yrs       09/30/99     $25,135,998

         The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended

December 31, 1996 and 1997.

                          Average
 Year    Occupancy       Rent/Sq. Ft.
 ----    ---------       ------------
 1996       70%             $11.07
 1997       89% (1)         $11.80

--------------

(1)      Occupancy at March 1, 1998 was 95%.


         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:

            Number of Tenants       Aggregate sq/ft. Covered      Annualized Rental for      Percentage of Total
           whose Leases Expire        by Expiring Leases          Leases Expiring (1)        Annualized Rental (1)
           -------------------      ------------------------      ---------------------      ---------------------
1998              5                          9,638                     $    119,438                  1.53%
1999              8                         55,601                     $    641,957                  8.16%
2000             10                        140,229                     $  1,805,864                 23.58%
2001              5                         39,345                     $    559,152                  9.37%
2002              8                         69,093                     $  1,097,219                 20.02%
2003              2                         56,187                     $    936,869                 20.60%
2004              4                        112,150                     $  1,645,231                 44.14%
2005              0                              0                                0                  0.00
2006              0                              0                                0                  0.00
2007              1                          4,778                     $  2,004,685                  4.47%


(1) Based on actual base rent plus increases from various escalation provisions as of December 31, 1997.

         The following table sets forth those tenants at the Office Tower that, as of December 31, 1997, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.

                                                         Sq. Ft. Rented     Rent/        Lease
Tenant                              Business             (% of total)       Sq. Ft.      Expiration
U.S. West Communications            Communications       85,000 (13%)       $12.50       3/31/2000
J.D.S. Columbine                    Software Systems     88,000 (14%)       $14.60       12/31/2008


         Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands)of the Property as of December 31, 1997.

                                                             Federal
     Carrying      Accumulated                                 Tax
       Value       Depreciation        Rate       Method       Basis
     --------      ------------      ---------    ------      -------
     $47,421          $13,769        7-35 yrs       S/L       $38,159

         The realty tax rate and realty taxes paid for the Property in 1997 were $76.43/1,000 and $518,370, respectively.


Competition

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

         No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended $7,385,000 in connection with the tenant improvements and leasing commissions required under the New Leases. The Operating Partnership has budgeted $1,566,000 for capital improvements at the Property in 1998. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

Insurance

         In the opinion of the Registrant, the Property is adequately insured.

Item 3.  Legal Proceedings.

         To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                 PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 15, 1998, there were approximately 552 holders of 460 Units.

         The Operating Partnership is restricted form making any distributions of Cash Flow under its restructured loan in accordance with the Plan of Reorganization, until such time as the loan is paid in full (see "Item 1, Business - Chapter 11 Reorganization"), and therefore no distributions are expected to be made in the foreseeable future. However, in connection with the Offering, the Registrant distributed in January 1998 approximately $4,600,000 to Limited Partners ($10,000 per
Unit). See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

Item 6.      Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

         The Registrant's original business plan was to selectively contribute its reserves to the Operating Partnership to enhance the Property's value (through leasing the Property). The Registrant hoped that the Denver market would improve so that the Property could generate cash flow distributions and realize capital appreciation above the first mortgage loan. By 1995, the Denver market has not yet achieved the fundamental rebound required for the Registrant to achieve its long term investment objectives of generating cash flow distributions and realizing capital appreciation. As a result, the Registrant was unable to meet its debt service requirements.

         The Registrant and the holder of the mortgage on the Property
(the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997
("Effective Date") and provides for the modification of the existing loan as follows: (i) the maturity date is extended one year to September
1999, (ii) principal payments will be based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plans Effective Date, (iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Note"). The loan continues to bear interest at 9.5% per annum. In addition, the following covenants have been incorporated in the New Note: (i) property management fees have been reduced to 4% of cash receipts as long as the New Note is outstanding, (ii) no distributions to partners from the Operating Partnership are permitted while the New Note is outstanding, (iii) all tenant improvements shall be funded by the Investor Partnership and, (iii) minimum tangible net worth requirements of the Partners of the Operating Partnership.

         Pursuant to the Plan, on November 26, 1996 (the "Initial Consummation Date" of the Plan) the Partnership paid $7,147,000 to the lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the lender in accordance with the Plan. This payment included the required $2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997.

         The Operating Partnership did not have sufficient cash flows to meet its February 1997 and a portion of its June 1997 debt service requirements, primarily due to the timing of semi-annual payments of real estate taxes. Accordingly, the entire February 1997 interest only payment of $223,000, and $145,000 of the June 1997 principal and interest payment were funded from the reserve established at the Initial Consummation Date.


         In 1997, the Partnership entered into new lease agreements for 166,000 square feet of space at the Property. In order to fund required tenant improvements, refinance and reduce the Registrant's indebtedness and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Registrant filed offering and proxy material with the Securities and Exchange Commission and commenced the offering during October 1997. In connection with the offering, an affiliate of WFA, agreed to exercise their right as a Unitholder to subscribe for, and as a result purchased, all Preferred Units which were not subscribed for by the remaining Unitholders. The offering expired on December 15, 1997. The Registrant received gross proceeds of $10,695,000 from the sale of the Preferred Units. In accordance with the proxy and offering material, upon consummation of the offering, the Registrant would distribute $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Registrant may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

         The Registrant's level of liquidity based on cash and cash equivalents increased by $2,536,000 for the year ended December 31, 1997, as compared to December 31, 1996. The increase is attributable to $8,293,000 of cash provided by financing activities and $1,758,000 of cash provided by operating activities, which were partially offset by $7,515,000 of cash used in investing activities. Cash provided by financing activities consisted of $10,695,000 in capital contributions received from the offering of subscription rights for Preferred Units, which was partially offset by syndication costs of $180,000 and a $2,000,000 principal payment on the Plan's Effective Date and mortgage principal amortization. Cash provided by operating activities increased in 1997 primarily as a result of the timing of payments for tenant improvements and leasing costs incurred in connection with leasing activity. Cash used in investing activities consisted of $6,075,000 of cash used for improvements to real estate, primarily tenant improvements, and $1,772,000 of cash expended on leasing costs and commissions, which were slightly offset by a decline of $332,000 in restricted cash. During the bankruptcy petition period, the Registrant's leasing activity was restricted by the bankruptcy court. The Property is 89% leased as of December 31, 1997 and 95% leased as of March 1, 1998. The Registrant is currently attempting to lease the remaining unoccupied space. The Registrant has budgeted to expend a significant portion of its working capital reserves, after the January 1998 distribution discussed above, for tenant improvements and leasing commissions during the next twelve months. The funding for expenditures for tenant improvements and leasing commission will be provided by the Registrant through existing capital reserves. The Registrant invests its working capital reserves in a money market account.

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained. The extent to which invested capital is refunded to the limited partners and preferred unit holders is dependent upon the performance of the Property and the market in which it is located. See "Item 7, Financial Statements - Note 1". In accordance with the second amended and restated partnership agreement, while the Preferred Units are outstanding, the holders of Preferred Units are entitled to a priority return, as defined, before the limited partners are entitled to cash flows. Subsequent to September 1999, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to restructure or refinance the first mortgage loan or sell the Property.

         The Registrant is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         Operating results, before non-operating income (expenses), improved by $231,000 for the year ended December 31, 1997, as compared to 1996, due to increases in revenues of $318,000 and expenses of $87,000.

         Revenues increased by 318,000 for the year ended 1997, as compared to 1996, due to increases in rental income of $85,000 and other income of $233,000. Rental income increased due to an increase in average rental rates. Although occupancy increased from 70% at December 31, 1996 to 89% at December 31, 1997, the majority of the increase in occupancy occurred in December 1997. Other income increased primarily due to a real estate tax refund received in 1997, net of amounts refunded to tenants.

         Expenses increased by $87,000 for the year ended 1997, as compared to 1996, primarily due to increases in depreciation and amortization of $143,000, payroll and payroll expense reimbursements of $76,000, repairs and maintenance of $61,000, management and other fees of $53,000 and general and administrative costs of $47,000. These increases were partially offset by a $197,000 decrease in operating expenses and a $100,000 decrease in real estate taxes. The increase in depreciation and amortization expense was due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity. General and administrative expenses increased primarily due to advertising expenditures, which had previously been restricted by the bankruptcy court. Operating expenses declined due to low occupancy for the majority of 1997. Real estate taxes declined due to a reduction in the real estate tax rate and a lower assessed value of the Property. All other expenses remained relatively constant.

         Interest income decreased by $295,000 for the year ended December 31, 1997, as compared to 1996, due to lower average working capital reserves available for investment. Although the Registrant received gross proceeds of $10,695,000 from the sale of preferred units in December 1997, these proceeds did not have a material affect on investment income.

         Interest expense decreased by $336,000. The decrease is primarily attributable to the payment of $4,000,000 in mortgage principal as part of the Plan of Reorganization.

Item 7.  Financial Statements

                        Consolidated Financial Statements

                          Year Ended December 31, 1997

                                Table of Contents

                                                          Page

Independent Auditors' Report ......................       F-2

Consolidated Financial Statements:

Balance Sheets at December 31, 1997 and 1996 ......       F-3

Statements of Operations for the Years Ended
     December 31, 1997 and 1996 ...................       F-4

Statements of Partners' Capital for the Years Ended
     December 31, 1997 and 1996 ...................       F-5

Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996 ...................       F-6

Notes to Consolidated Financial Statements ........       F-7

                      Independent Auditors' Report


To the Partners
1999 Broadway Associates Limited Partnership:



We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          /s/ Imowitz Koenig & Co., LLP
                                           Certified Public Accountants



New York, N.Y.
February 27, 1998

              1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                       CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Unit Data)

                                                                            DECEMBER 31,
                                                                    -------------------------
                                                                       1997            1996
                                                                    ----------      ---------
ASSETS


Real Estate, at cost:
    Land                                                            $  1,700        $  1,700
    Building and improvements, net of accumulated
       depreciation of $13,769 (1997) and $12,204 (1996)              31,952          27,442
                                                                    --------        --------

                                                                      33,652          29,142
Other Assets:

    Cash and cash equivalents                                         11,116           8,580
    Restricted cash                                                      668           1,000
    Other assets                                                         431             290
    Deferred rent receivable                                             252             665
    Deferred costs, net of accumulated amortization
        of $3,765 (1997) and $3,248 (1996)                             2,408           1,153
                                                                    --------        --------

                Total Assets                                        $ 48,527        $ 40,830
                                                                    ========        ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgage loan payable                                           $ 25,913        $ 28,135
    Distributions payable to partners                                  4,646            --
    Accrued interest payable                                             205             252
    Accounts payable and accrued expenses                              3,464           1,072
    Payable to related party                                              79              22
    Security deposits                                                    163             140
                                                                    --------        --------

                Total Liabilities                                     34,470          29,621
                                                                    --------        --------

Commitments

Partners' Capital:

    Preferred unit holders capital (460 units outstanding
       at December 31, 1997)                                          10,387            --
    Investor limited partners' capital (460 units outstanding
       at December 31, 1997 and 1996)                                  5,177          12,640
    General partner's deficit                                         (1,507)         (1,431)
                                                                    --------        --------
                Total Partners' Capital                               14,057          11,209
                                                                    --------        --------
                Total Liabilities and Partners' Capital             $ 48,527        $ 40,830
                                                                    ========        ========

            See notes to consolidated financial statements.

              1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Unit Data)

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                        1997           1996
                                                    --------------------------
Revenues:
    Rental income                                    $   5,010      $    4,925
    Other income                                           589             356
                                                     ---------      -----------

                Total revenues                           5,599           5,281
                                                     ---------      -----------

Expenses:
    Real estate taxes                                      551             651
    Payroll and payroll expense reimbursements             696             620
    Operating expenses                                     495             692
    Repairs and maintenance                                726             665
    Utilities                                              735             711
    Management and other fees                              475             422
    General and administrative costs                       296             249
    Insurance                                               97             117
    Depreciation                                         1,565           1,291
    Amortization                                           451             582
                                                       -------      -----------

                Total expenses                           6,087           6,000
                                                       -------      -----------

Operating loss                                            (488)           (719)

Non-operating income (expenses):
    Interest income                                        279             574
    Interest expense                                    (2,573)         (2,909)
    Reorganization item - interest income                    -              47
    Reorganization item - professional fees               (239)           (851)
                                                       -------      -----------


Net loss                                            $   (3,021)     $   (3,858)
                                                    ===========     ===========

Net loss allocated:
    General Partner                                 $      (30)     $      (39)

    Preferred Unit Holders                                (128)              -

    Investor Limited Partners                           (2,863)         (3,819)

                                                    --------        -----------


Net loss                                            $   (3,021)     $   (3,858)
                                                    ========        ===========

Net loss allocated per unit:

    Preferred Unit Holders                          $  (278.26)     $     -
                                                    =========       ==========

    Investor Limited Partners                       $(6,223.91)     $(8,302.17)
                                                    ===========     ===========


             See notes to consolidated financial statements.

                1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 YEARS ENDED DECEMBER 31, 1997 AND 1996
                    (In Thousands, Except Unit Data)


                                   Preferred Units       Units of                         Investor
                                      of Limited          Limited         Preferred        Limited      General
                                     Partnership        Partnership     Unit Holders'     Partners'     Partner's
                                       Interest          Interest          Capital         Capital      (Deficit)      Total
                                   ---------------      -----------     -------------     ---------     ---------      -----

Balance - December 31, 1995               --                  460          $    --         $ 16,459     $ (1,392)     $ 15,067

Net loss                                  --                   --               --           (3,819)         (39)       (3,858)
                                     --------             --------         --------        ---------    ---------     ---------

Balance - December 31, 1996               --                  460               --           12,640       (1,431)       11,209

Partners' contributions                  460                   --           10,695               --           --        10,695

Syndication Costs                         --                   --             (180)              --           --          (180)

Net loss                                  --                   --             (128)          (2,863)         (30)       (3,021)

Partners' distributions payable           --                   --               --           (4,600)         (46)       (4,646)

                                     --------             --------         --------        ---------    ---------     ---------

Balance - December 31, 1997              460                  460         $ 10,387         $  5,177     $ (1,507)     $ 14,057
                                     ========             ========        =========        =========    =========     ========


             See notes to consolidated financial statements.

              1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                     YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                     1997             1996
                                                --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $      (3,021)    $      (3,858)
Adjustments to reconcile net loss to net
  cash provided by (used in)
    operating activities:
         Depreciation and amortization                  2,082             1,938
         Deferred rent receivable                         413               502
         Changes in assets and liabilities:
              Other assets                               (141)               93
              Accounts payable, accrued
                expenses, payable to related
                party and security deposits             2,472              (300)
              Accrued interest payable                    (47)             (464)
                                                --------------    --------------

                Net cash provided by (used
                  in) operating activities              1,758            (2,089)
                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                 (6,075)             (283)
Restricted cash                                           332            (1,000)
Deferred lease costs                                   (1,772)              (51)
                                                --------------     -------------

                Net cash used in investing
                 activities                            (7,515)           (1,334)
                                                --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage loan                    (2,222)           (2,000)
Partners' contributions                                10,695                 -
Syndication costs                                        (180)                -
                                                --------------     -------------

                Net cash provided by
                 (used in) financing
                 activities                             8,293            (2,000)
                                                --------------      ------------


Net Increase (Decrease) in Cash and Cash
  Equivalents                                           2,536            (5,423)

Cash and Cash Equivalents at Beginning
  of Year                                               8,580            14,003
                                                --------------      ------------


Cash and Cash Equivalents at End of Year        $      11,116       $     8,580
                                                ==============      ============


Supplemental Disclosure of Cash Flow
Information:
    Cash paid for interest                      $       2,554        $    3,308
                                                ==============       ===========

Supplemental Disclosure of Non-Cash Financing
Activities:
    Accrued distributions to partners            $      4,646        $        -
                                                 =============       ===========


             See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


Note 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

1999 Broadway Associates Limited Partnership (the "Investor Partnership") was formed January 10, 1989 under the laws of the State of Delaware for the purpose of acquiring a general partnership interest in 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships". The Operating Partnership was formed to acquire and operate a 42-story, 635,737 (net rentable) square foot office tower (the "Office Tower") known as 1999 Broadway, as well as an eight-story parking garage (the "Garage"), which are both located in downtown Denver, Colorado. The Office Tower, together with the Garage, (the "Property") was acquired on September 30, 1988 for $83,000,000 and financed by a purchase money loan from First Interstate Structures, a subsidiary of First Interstate Bank. The general partner of the Investor Partnership is Winthrop Financial Associates, a Maryland Limited Partnership ("WFA" or "General Partner").

The general partners of the Operating Partnership are the Investor Partnership, which holds a 99.9% general partnership interest and 1999 Broadway Partners, L.P. which holds a .1% general partnership interest. The Investor Partnership will terminate on December 31, 2038, or earlier upon the occurrence of certain events specified in the partnership agreement.

In order to fund required tenant improvements, refinance and reduce the Partnership's indebtedness and increase working capital, the General Partner determined that it was necessary to increase the Partnership's equity by means of an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Partnership filed offering and proxy material with the Securities and Exchange Commission and commenced the offering during October 1997. In connection with the offering, an affiliate of WFA, who was a Unitholder, agreed to exercise its right as a Unitholder and subscribe for all Preferred Units which were not subscribed for by the remaining Unitholders. The offering expired on December 15, 1997 and the Partnership received gross proceeds of $10,695,000 from the sale of the Preferred Units, including those Preferred Units acquired by affiliates of WFA. In accordance with the proxy and offering material, upon consummation of the offering, the Investor Partnership would distribute $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

Through November 30, 1997, losses of the Partnership from operations were allocated 99% to the limited partners and 1% to the General Partner. In accordance with the second amended and restated partnership agreement (the "Agreement"), effective December 1, 1997 and while the Preferred Units are outstanding, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners. Cash distributions from a non-terminating capital transaction will be distributed in accordance with the partnership agreement.

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

Real Estate

Real estate is carried at cost, adjusted for depreciation and impairment of value. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Partnership's adoption of the SFAS in 1996 had no effect on the consolidated financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1997, the Partnership had approximately $10,658,000 invested in money market accounts which are included in cash and cash equivalents.

Depreciation

The Operating Partnership provides for depreciation of real property using the straight-line method over an estimated useful life of 35 years for building and improvements and seven years for furnishings. Tenant improvements are depreciated by the straight line method over the life of the respective tenant's lease.

Deferred Rent Receivable

The Partnership leases space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

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

Advertising

The Partnership expenses the cost of advertising as incurred. Advertising expenses of $147,000 and $80,000 were incurred for the years ended December 31, 1997 and 1996, respectively, and are included in general and administrative expenses.


Disclosures About the Fair Value of Financial Instruments

SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1997 and 1996, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications

Certain amounts from 1996 have been reclassified to conform to the 1997 presentation.

Note 2 - DEFERRED COSTS

         The following is a summary of deferred costs at December 31:

                                Period           1997              1996
                              -----------    ------------      -----------
Organization costs            5 Years        $    443,000      $   443,000
Mortgage loan fees            9.75 Years          609,000          604,000
Lease commissions             lease term        4,200,000        2,492,000
Lease costs                   lease term          921,000          862,000
                              -----------    ------------     ------------
                                                6,173,000        4,401,000

Less: accumulated amortization                 (3,765,000)      (3,248,000)
                                             ------------     ------------
                                              $ 2,408,000      $ 1,153,000
                                             ============      ===========

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

Pursuant to the Plan, on November 26, 1996 (the "Initial Consummation Date" of the Plan) the Partnership paid $7,147,000 to the lender. The initial consummation payment consisted of a

$2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the Lender and costs associated with the reorganization. This payment represents the satisfaction of the pre-petition liabilities at face value, and, accordingly, no gain or loss has been recognized.

         The Operating Partnership did not have sufficient cash flows to meet its February 1997 and a portion of its June 1997 debt service requirements, primarily due to the timing of semi-annual payments of real estate taxes. Accordingly, the entire February 1997 interest only payment of $223,000, and $145,000 of the June 1997 principal and interest payment were funded from the reserve established at the Initial Consummation Date.


Note 4 - MORTGAGE LOAN PAYABLE

The mortgage loan is nonrecourse and is collateralized by a first deed of trust on the property. The Partnership did not make any debt service payments after the bankruptcy filing date. In accordance with the Plan, as confirmed, the New Note (see Note 3), which became effective February 28, 1997, requires principal payments as follows:

                      1998                    $     291,000
                      1999                       25,622,000
                                              -------------
                             Total            $  25,913,000
                                              =============

In addition, the following covenants have been incorporated in the New Note: (i) property management fees have been reduced to 4% of cash receipts as long as the New Note is outstanding, (ii) no distributions to partners from the Operating Partnership are permitted while the New Note is outstanding, (iii) all tenant improvements shall be funded by the Investor Partnership and, (iv) minimum tangible net worth requirements of the Partners of the Operating Partnership. It

is management's estimate that the fair value of the Operating Partnership's mortgage loan payable approximates its carrying amount at year end.


Note 5 - RELATED PARTY TRANSACTIONS

The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

         a. The Operating Partnership accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of $315,000 and $272,000 were incurred for the years ended December 31, 1997 and 1996, respectively. In accordance with the Plan of Reorganization (see Notes 3 and 4), commencing on the Plan's Effective Date, property management payments were reduced to 4% of cash receipts as long as the New Note is outstanding. Management fees of $255,000 were paid for the year ended December 31, 1997.

         b. The Operating Partnership pays or accrues to WFA an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $160,000. Fees of $160,000 and $150,000, were paid or accrued for the years ended December 31, 1997 and 1996, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each construction project. Fees of $55,000 were incurred during the year ended December 31, 1997 and have been capitalized to the cost of building and improvements. No construction management fees were incurred in 1996.

         d. In accordance with the partnership agreement, the General Partner is entitled to receive 1% of aggregate cash distributions. In January 1998, the General Partner received a distribution of $46,000 (see Note 1).

Note 6 - MINIMUM FUTURE RENTAL REVENUES

The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 1997 are as follows:

                  Year                       Amount
                  ----                  ---------------
                  1998                  $     7,737,000

                  1999                        7,570,000
                  2000                        6,634,000
                  2001                        5,805,000
                  2002                        5,237,000
                  Thereafter                 14,693,000
                                        ---------------
                                        $    47,676,000
                                        ===============

The Partnership received more than 10% of its lease revenue from one tenant. This tenant accounted for approximately 23% and 22%, respectively of total rental revenue for the year ended December 31, 1997 and 1996, respectively.

Note 7 - COMMITMENTS

The Investor Partnership maintained approximately $10,200,000 of the $11,116,000 in cash and cash equivalents at December 31, 1997. These funds were used to make the January 1998 distribution of $4,646,000, accrued at December 31, 1997, with the balance of the funds expected to be used for future tenant improvements at the property and the reduction of the outstanding principal indebtedness upon the refinancing or extension of the New Note.

Note 8 - PARTNERS' DISTRIBUTIONS

There were no distributions of cash from operations for the years ended December 31, 1997 and 1996. For the year ended December 31, 1997, a distribution was accrued to the limited and general partner's in accordance with the Rights offering.

Note 9 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

(In Thousands)

                                                        1997             1996
                                                    -----------      -----------

  Net loss - financial statements                   $   (3,021)      $   (3,858)
     Differences resulted from:
         Depreciation                                      113               86
         Prepaid Rents                                     130               36
         Rental Revenue                                    414              503
         Amortization                                      (64)             (64)
         Bad Debt Expense                                  (78)             123
         Other                                             (74)              37
                                                    -----------      -----------
Net loss - income tax method                        $   (2,580)      $   (3,137)

                                                    ===========      ===========
                                      F-15

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the executive officers of WFA and the position held by each of them, are as follows:

                                            Has served as an
                                            Officer of the
   Name                 Positions Held      General Partner since
   ----                 --------------      ---------------------
   Michael L. Ashner    Chief Executive     January 1996
                         Officer

   Edward Williams      Chief Financial     April, 1996
                         Officer,
                         Vice President
                         and Treasurer

   Peter Braverman      Senior Vice         January 1996
                         President

   Carolyn Tiffany      Vice President      October 1995
                         and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any
director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units") and Preferred Units of Limited Partnership Interests (the "Preferred Units"). The Units and the Preferred Units are not voting securities, except that the consent of the holders of the Units is required to approve or disapprove certain transactions, including the removal of a General Partner and the amendment of the Registrant partnership agreement. In addition, the requisite consent of the holders of Units and Preferred Units, voting as one class, is required to approve the sale of all or substantially all of the assets of the Registrant in a single or related series of transactions. No holder of Units owns beneficially more than 5% of the Units.

         (b) Security Ownership of Management. Certain officers and/or partners of WFA beneficially own 1.75 Units.

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


         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 1996 and 1997:

Entity                      Compensation                1996           1997
------                      ------------                ----           ----

Winthrop Financial          Annual Partnership
  Associates                  Investor Service         $150,000       $160,000
                              Fee
Winthrop Financial          Cash Distributions         $    -0-       $ 46,000
  Associates

Winthrop Management LLC     Management Fee             $272,000       $315,000

First Winthrop              Construction,
  Properties, Inc.            Supervision, Legal
  (Colorado)                  and Leasing Fees         $    -0-       $ 55,000


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

                               1999 BROADWAY ASSOCIATES
                               LIMITED PARTNERSHIP

                               By:  WINTHROP FINANCIAL
                                    ASSOCIATES, A LIMITED
                                    PARTNERSHIP,
                                    Managing General Partner

                                    By:  /s/ Michael L. Ashner

                                        -------------------------
                                        Michael Ashner
                                        Chief Executive Officer

                                    Date:  March 28, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name         Title                     Date
--------------         -----                     ----

/s/ Michael Ashner     Chief Executive           March 28, 1998
------------------     Officer
Michael Ashner

/s/ Edward Williams    Chief Financial Officer   March 28, 1998
-------------------
Edward Williams

                              EXHIBIT INDEX

Exhibit
Number            Document
------            --------

3 (a) Certificate of Limited Partnership of 1999 Broadway Associates Limited Partnership, filed on January 10, 1989(1)

4 (a) Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership, dated as of September 22, 1989(1)

4 (b) Amended and Restated Partnership Agreement of 1999 Broadway Joint Venture dated as of September 22, 1989 and the First Amendment to the Partnership Agreement of 1999 Broadway Joint Venture dated as of December 1, 1991(1)

4 (c) Second Amended and Restated Agreement of Limited Partnership of the Registrant(5)

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

10 (h) Exclusive Leasing Agency Agreement dated July 15, 1993 between 1999 Broadway Partnership and Cushman Realty Corporation of Colorado (2)

10 (i) Amendment to Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership (3)

10 (j)            Disclosure Statement of 1999 Broadway Partnership dated
                  March 14, 1996 (4)

10 (k) Fourth Amended Plan of Reorganization of 1999 Broadway Partnership dated November 1, 1996(6)

10 (l) Reaffirmation, Ratification and Amendment Agreement dated as of February 28, 1997 by and among 1999 Broadway Partnership, 1999 Broadway Associates Limited Partnership, 1999 Broadway Partners, L.P. and DAG Management, Inc.(6)

10 (m) Guaranty made as of February 28, 1997, by 1999 Broadway Associates Limited Partnership in favor of DAG Management, Inc. (a substantially similar guaranty has been issued by 1999 Broadway Partners, L.P. in favor of DAG Management, Inc.) (6)

27                Financial Data Schedule                                  41
-------------------------

(1) Incorporated by reference to the same Exhibit Number filed with the Registrant's Registration Statement filed on May 28, 1992 (File No. 0-20273).

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1994.


(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1995.

(5) Incorporated by reference to Exhibit 4.1 to Amendment No 1 to Registrant's Registration Statement on Form S-3 (Registration
         No. 333-36471), as filed with the Securities Exchange Commission on September 26, 1997

(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the calendar year ended December 31, 1996.