Form 10QSB
period 1998-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1998-05-13
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         ---------------   ---------------

                         Commission File Number 0-20273

                 1999 Broadway Associates Limited Partnership
              --------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

           Delaware                                  04-6613783
 ------------------------------------   ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                       02142
 ------------------------------------   ------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code   (617) 234-3000
                                                   -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---






                                     1 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)
                                                                                         March 31,            December 31,
(In Thousands, Except Unit Data)                                                           1998                   1997
                                                                                  ---------------------   ---------------------

Assets

Real estate, at cost:

Land                                                                              $              1,700    $              1,700
Buildings and improvements, net of accumulated
   depreciation of $14,008 (1998) and $13,769 (1997)                                            31,655                  31,952
                                                                                  ---------------------   ---------------------

                                                                                                33,355                  33,652
Other Assets:

Cash and cash equivalents                                                                        4,528                  11,116
Restricted cash                                                                                    608                     668
Other assets                                                                                       477                     431
Deferred rent receivable                                                                           484                     252
Deferred costs, net of accumulated amortization
   of $2,027 (1998) and $3,765 (1997)                                                            2,491                   2,408
                                                                                  ---------------------   ---------------------

         Total assets                                                             $             41,943     $            48,527
                                                                                  =====================   =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                             $             25,843    $             25,913
Distributions payable to partners                                                                    -                   4,646
Accrued interest payable                                                                           205                     205
Accounts payable and accrued expenses                                                            1,460                   3,464
Payable to related party                                                                           169                      79
Security deposits                                                                                  166                     163
                                                                                  ---------------------   ---------------------

         Total liabilities                                                                      27,843                  34,470

                                                                                  ---------------------   ---------------------

Commitments

Partners' Capital:

Preferred unit holders' capital (460 units outstanding)                                         10,430                  10,387
Investor limited partners' capital (460 units outstanding)                                       5,177                   5,177
General partner's deficit                                                                       (1,507)                 (1,507)
                                                                                  ---------------------   ---------------------

         Total Partners' Capital                                                                14,100                  14,057
                                                                                  ---------------------   ---------------------

         Total Liabilities and Partners' Capital                                  $             41,943     $            48,527
                                                                                  =====================   =====================

                 See notes to consolidated financial statements.

                                     2 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998


Consolidated Statements of Operations (Unaudited)                                          For the Three Months Ended
                                                                                         March 31,             March 31,
(In Thousands, Except Unit Data)                                                           1998                    1997
                                                                                  ---------------------   ---------------------

Revenues:

     Rental                                                                       $              2,080    $              1,191
     Other                                                                                         223                     113
                                                                                  ---------------------   ---------------------

         Total revenues                                                                          2,303                   1,304
                                                                                  ---------------------   ---------------------

Expenses:

     Real estate taxes                                                                             133                     161
     Payroll and payroll expense reimbursements                                                    174                     171
     Operating expenses                                                                            150                     115
     Repairs and maintenance                                                                       206                     176
     Utilities                                                                                     229                     179
     Management and other fees                                                                     142                     139
     General and administrative costs                                                               52                      83
     Insurance                                                                                      27                      24
     Depreciation                                                                                  482                     349
     Amortization                                                                                  125                      88
                                                                                  ---------------------   ---------------------

         Total expenses                                                                          1,720                   1,485
                                                                                  ---------------------   ---------------------


Operating income (loss)                                                                            583                    (181)

Non-operating income (expense):
     Interest income                                                                                90                      99
     Interest expense                                                                             (630)                   (691)
     Reorganization item - professional fees                                                       -                       (54)
                                                                                  ---------------------   ---------------------

Net income (loss)                                                                 $                 43     $              (827)
                                                                                  =====================   =====================

Net income (loss) allocated:


     General Partners                                                             $                -       $                (8)

     Preferred Unit Holders                                                                         43                      -

     Investor Limited Partners                                                                     -                      (819)
                                                                                  ---------------------   ---------------------

                                                                                  $                 43     $              (827)
                                                                                  =====================   =====================

Net income (loss) allocated per unit:

     Preferred Unit Holders                                                       $              93.48     $                  -
                                                                                  =====================   =====================

     Investor Limited Partners                                                    $                -       $         (1,780.43)
                                                                                  =====================   =====================

                 See notes to consolidated financial statements.

                                     3 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998


Consolidated Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                              Preferred
                              Units of          Units of          Preferred         Investor
                               Limited          Limited             Unit            Limited          General
                             Partnership      Partnership         Holders'         Partners'        Partner's
                              Interest          Interest           Capital          Capital         (Deficit)          Total
                           ----------------  ---------------   ----------------  ---------------  ---------------  ---------------

Balance - January 1, 1998              460              460    $        10,387   $        5,177   $       (1,507)  $       14,057

Net income                              -                 -                 43                -                -               43
                           ----------------  ---------------   ----------------  ---------------  ---------------  ---------------

Balance - March 31, 1998               460              460    $        10,430   $        5,177   $       (1,507)  $       14,100
                           ================  ===============   ================  ===============  ===============  ===============


                See notes to consolidated financial statements.

                                     4 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998


Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                             For the Three Months Ended
                                                                                         March 31,             March 31,
                                                                                            1998                    1997
                                                                                  ---------------------   ---------------------
Cash Flows from Operating Activities:

Net income (loss)                                                                 $                 43    $               (827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                                 622                     459
     Deferred rent receivable                                                                     (232)                     84
     Changes in assets and liabilities:
         Other assets                                                                              (46)                   (407)
         Accrued interest payable                                                                    -                     (29)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                               (1,911)                   (100)
                                                                                  ---------------------   ---------------------


Net cash used in operating activities                                                           (1,524)                   (820)
                                                                                  ---------------------   ---------------------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                                      (185)                   (469)
     Restricted cash                                                                                60                     209
     Deferred lease costs                                                                         (223)                    (66)
                                                                                  ---------------------   ---------------------

Net cash used in investing activities                                                             (348)                   (326)
                                                                                  ---------------------   ---------------------

Cash Flows from Financing Activities:

     Principal payments on mortgage loan                                                           (70)                 (2,005)
     Distributions to partners                                                                  (4,646)                      -
                                                                                  ---------------------   ---------------------

Cash used in financing activities                                                               (4,716)                 (2,005)
                                                                                  ---------------------   ---------------------

Net Decrease in Cash and Cash Equivalents                                                       (6,588)                 (3,151)


Cash and cash equivalents, beginning of period                                                  11,116                   8,580
                                                                                  ---------------------   ---------------------

Cash and cash equivalents, end of period                                          $              4,528    $              5,429
                                                                                  =====================   =====================

Supplemental Disclosure of Cash Flow Information:
     Cash Paid For Interest                                                       $                615    $                698
                                                                                  =====================   =====================


                 See notes to consolidated financial statements.

                                     5 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      General

        The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnership". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

        The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.      Related Party Transactions

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, a Maryland Limited Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

        a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 1998 and 1997, management fees of $100,000 and $60,000, respectively, were incurred. In accordance with the Plan of Reorganization, and commencing on the Plan's effective date, property management fee payments were reduced to 4% of cash receipts as long as the mortgage note is outstanding. Management fees of $81,000 have been paid for the period ended

                  March 31, 1998.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $169,000 per annum. Fees of $42,000 and $40,000, were paid or accrued during the periods ended March 31, 1998 and 1997, respectively.




                                     6 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Related Party Transactions (Continued)

        c. In accordance with the partnership agreement, the General Partner is entitled to receive 1% of aggregate cash distributions. In January 1998, the General Partner received a distribution of $46,000.

3.      Distribution

        In January 1998, the Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders and $46,000 to the General Partner.

4.      Allocation of Income

        In accordance with the Partnership's Second Amended and Restated Partnership Agreement, net income has been allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding.

5.      Legal Proceedings

        Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and The Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No. 16325-NC).


        A limited partner in the Partnership is alleging that the allocation of the preferred units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended (the "Prospectus"), was incorrect. The plaintiff alleges that it should have received 188.0526 preferred units instead of the 56.2812 preferred units plaintiff received. Plaintiff is presently seeking declaratory relief. The Partnership believes its allocation was consistent with the terms of the Prospectus and intends to defend this action. If the Plaintiff is successful in its action, the Partnership will be forced to reallocate the preferred units among all limited partners who exercised their oversubscription privilege which would result in such limited partners receiving less or more, depending on the circumstance, preferred units. To the extent more preferred units are allocated to a limited partner, such limited partner would be required to pay for such units. To the extent that less preferred units are allocated to a limited partner, such limited partner would receive a reimbursement of its original purchase price for the preferred units. The ultimate outcome of this litigation cannot presently be determined, however, the General Partner does not believe that the litigation will have a material adverse effect to the Partnership.


                                     7 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

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

           The Registrant's level of liquidity based on cash and cash equivalents decreased by $6,588,000 during the three months ended March 31, 1998, as compared to December 31, 1997. The decline is attributable to $1,524,000 of cash used in operating activities, $348,000 of cash used in investing activities and $4,716,000 of cash used in financing activities. Cash from operations declined during the period ended March 31, 1998, primarily as a result of the timing of payments for tenant improvements and leasing costs. Cash used in investing activities consisted of $185,000 of cash used for improvements to real estate, primarily tenant improvements, and $223,000 of cash expended on leasing costs and commissions, which were slightly offset by a decline of $60,000 in restricted cash. Cash used in financing activities consisted of the January 1998 distribution of $4,646,000 to partners in accordance with the Rights Offering, and $70,000 of mortgage principal amortization. The Property is 96% leased as of March 31, 1998. The Registrant has budgeted to expend a portion of its working capital reserves for tenant improvements and leasing commissions during the next twelve months. The funding for expenditures for tenant improvements and leasing commissions will be provided by the Registrant through funds raised by the 1997 Rights Offering. At March 31, 1998, the Registrant had approximately $4,528,000 in cash and cash equivalents which has been invested primarily in a money market account.

           The Registrant's original business plan was to selectively contribute its reserves to the Operating Partnership to enhance the Property's value (through leasing the Property). The Registrant hoped that the Denver market would improve so that the Property could generate cash flow distributions and realize capital appreciation above the first mortgage loan. The Denver market has not yet achieved the fundamental rebound required for the Registrant to achieve its long term investment objectives of realizing capital appreciation.

           The Operating Partnership did not have sufficient cash flows to meet a portion of its February 1998 debt service requirements primarily due to the timing of payment of the semi-annual real estate taxes. Accordingly, $67,000 of the February 1998 principal and interest payment were funded from the reserve established at the Initial Consummation Date.

           At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners and preferred unit holders is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 1999, the ability to hold and operate the Property is dependent upon Operating Partnership's ability to restructure or refinance the first mortgage loan or sell the Property.

                                     8 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


           Results of Operations

           Operating results, before non-operating income (expenses), for the three months ended March 31, 1998, as compared to 1997, increased by $764,000 due to increases in revenues of $999,000, and expenses of $235,000.

           Revenues, for the three months ended March 31, 1998, as compared to 1997, increased due to increases in rental income of $889,000 and in other income of $110,000. Rental and other income increased due to an increase in overall occupancy from 63% at March 31, 1997 to 96% at March 31, 1998, and an increase in rental rates.

           Expenses increased by $235,000 for the three months ended March 31, 1998, as compared to 1997, primarily due to increases in depreciation and amortization ($170,000), utilities ($50,000), operating expenses ($35,000), and repairs and maintenance ($30,000). These increases were partially offset by decreases in general and administrative expenses ($31,000) and real estate taxes ($28,000). Depreciation and amortization expense increased due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity. Utilities, operating expenses and repairs and maintenance expenses also increased primarily as a result of increased occupancy. General and administrative expenses decreased due to decreases in advertising expense, which was substantial in 1997, due to previous leasing restrictions imposed by the bankruptcy court, and lower professional fees in 1998. Real estate taxes declined due to a reduction in the real estate tax rate and a lower assessed value of the Property.

           Interest expense decreased by $61,000 due to the payment of $2,000,000 in mortgage principal in February 1997, as part of the Plan of Reorganization and the amortization of mortgage principal. All other income and expense items remained relatively constant.




                                     9 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and The Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No. 16325-NC).



         A limited partner in 1999 Broadway Associates Limited Partnership (the "Partnership") is alleging that the allocation of the preferred units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended (the "Prospectus"), was incorrect. The plaintiff alleges that it should have received 188.0526 preferred units instead of the 56.2812 preferred units plaintiff received. Plaintiff is presently seeking declaratory relief. The Partnership believes its allocation was consistent with the terms of the Prospectus and intends to defend this action. If the Plaintiff is successful in its action, the Partnership will be forced to reallocate the preferred units among all limited partners who exercised their oversubscription privilege which would result in such limited partners receiving less or more, depending on the circumstance, preferred units. To the extent more preferred units are allocated to a limited partner, such limited partner would be required to pay for such units. To the extent that less preferred units are allocated to a limited partner, such limited partner would receive a reimbursement of its original purchase price for the preferred units.


Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           27. Financial Data Schedule, is filed as an Exhibit to this report.

     (b) Reports on Form 8-K:

           No report of Form 8-K was filed during the period.















                                    10 of 11

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1998


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

                           1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                           BY:     WINTHROP FINANCIAL ASSOCIATES,
                                   A LIMITED PARTNERSHIP
                                   MANAGING GENERAL PARTNER


                           BY:     /s/ Michael L. Ashner
                                   ------------------------
                                   Michael L. Ashner
                                   Chief Executive Officer

                           BY:     /s/ Edward V. Williams
                                   ------------------------
                                   Edward V. Williams
                                   Chief Financial Officer




                             DATED: May 13, 1998


                                    11 of 11