Form 10QSB
period 1998-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1998-08-12
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20459

                                  FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ----------------

                        Commission File Number 0-20273
                                               -------

                 1999 Broadway Associates Limited Partnership
                 --------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                                   04-6613783
---------------------------------       ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                           02142
------------------------------------------------      -------------------------
(Address of principal executive office)                       (Zip Code)

   Registrant's telephone number, including area code        (617) 234-3000
                                                      ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                   -----      -----


                                    1 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------
                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                 1998          1997
                                                               ----------------------
Assets

Real estate, at cost:

Land                                                           $  1,700      $  1,700
Buildings and improvements, net of accumulated
   depreciation of $14,542 (1998) and $13,769 (1997)             31,713        31,952
                                                               --------      --------

                                                                 33,413        33,652
Other Assets:

Cash and cash equivalents                                         3,767        11,116
Restricted cash                                                     614           668
Other assets                                                        544           431
Deferred rent receivable                                            551           252
Deferred costs, net of accumulated amortization
   of $2,195 (1998) and $3,765 (1997)                             2,394         2,408
                                                               --------      --------

         Total assets                                          $ 41,283      $ 48,527
                                                               ========      ========

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                          $ 25,771      $ 25,913
Distributions payable to partners                                  --           4,646
Accrued interest payable                                            202           205
Accounts payable and accrued expenses                               984         3,464
Payable to related party                                            116            79
Security deposits                                                   166           163
                                                               --------      --------

         Total liabilities                                       27,239        34,470
                                                               --------      --------

Commitments

Partners' Capital:

Preferred unit holders' capital (460 units outstanding)          10,378        10,387
Investor limited partners' capital (460 units outstanding)        5,173         5,177
General partner's deficit                                        (1,507)       (1,507)
                                                               --------      --------

         Total Partners' Capital                                 14,044        14,057
                                                               --------      --------

         Total Liabilities and Partners' Capital               $ 41,283      $ 48,527
                                                               ========      ========


                See notes to consolidated financial statements.

                                    2 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)      FOR THE SIX MONTHS ENDED
                                                        JUNE 30,       JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                         1998           1997
                                                     -----------    -----------

Revenues:

     Rental                                          $     4,268    $     2,515
     Other                                                   406            307
                                                     -----------    -----------

         Total revenues                                    4,674          2,822
                                                     -----------    -----------

Expenses:

     Real estate taxes                                       277            324
     Payroll and payroll expense reimbursements              303            327
     Operating expenses                                      308            246
     Repairs and maintenance                                 414            354
     Utilities                                               457            351
     Management and other fees                               297            278
     General and administrative costs                        179            145
     Insurance                                                54             47
     Depreciation                                          1,016            681
     Amortization                                            277            189
                                                     -----------    -----------

         Total expenses                                    3,582          2,942
                                                     -----------    -----------


Operating income (loss)                                    1,092           (120)

Non-operating income (expense):

     Interest income                                         154            167
     Interest expense                                     (1,259)        (1,304)
     Reorganization item - professional fees                   -            (58)
                                                     -----------    -----------

Net loss                                             $       (13)   $    (1,315)
                                                     ===========    ===========

Net loss allocated:

     General Partners                                $         -    $       (13)

     Preferred Unit Holders                                   (9)             -

     Investor Limited Partners                                (4)        (1,302)
                                                     -----------    -----------

                                                     $       (13)   $    (1,315)
                                                     ===========    ===========

Net loss allocated per unit:

     Preferred Unit Holders                          $    (19.57)   $         -
                                                     ===========    ===========

     Investor Limited Partners                       $     (8.70)   $ (2,830.43)
                                                     ===========    ===========

                See notes to consolidated financial statements.

                                    3 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)    FOR THE THREE MONTHS ENDED
                                                      JUNE 30,        JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                       1998            1997
                                                    -----------    ------------

Revenues:

     Rental                                         $     2,188    $      1,324
     Other                                                  183             194
                                                    -----------    ------------

         Total revenues                                   2,371           1,518
                                                    -----------    ------------

Expenses:

     Real estate taxes                                      144             163
     Payroll and payroll expense reimbursements             129             156
     Operating expenses                                     158             131
     Repairs and maintenance                                208             178
     Utilities                                              228             172
     Management and other fees                              155             139
     General and administrative costs                       127              62
     Insurance                                               27              23
     Depreciation                                           534             332
     Amortization                                           152             101
                                                    -----------    ------------

         Total expenses                                   1,862           1,457
                                                    -----------    ------------


Operating income                                            509              61

Non-operating income (expense):

     Interest income                                         64              68
     Interest expense                                      (629)           (613)
     Reorganization item - professional fees                  -              (4)
                                                    -----------    ------------

Net loss                                            $       (56)   $       (488)
                                                    ===========    ============

Net loss allocated:

     General Partners                               $        (1)   $         (5)

     Preferred Unit Holders                                 (37)              -

     Investor Limited Partners                              (18)           (483)
                                                    -----------    ------------

                                                    $       (56)   $       (488)
                                                    ===========    ============

Net loss allocated per unit:

     Preferred Unit Holders                         $    (80.43)   $          -
                                                    ===========    ============

     Investor Limited Partners                      $    (39.13)   $  (1,050.00)
                                                    ===========    ============

                See notes to consolidated financial statements.

                                    4 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                              PREFERRED
                              UNITS OF        UNITS OF      PREFERRED        INVESTOR
                               LIMITED        LIMITED         UNIT            LIMITED         GENERAL
                             PARTNERSHIP    PARTNERSHIP      HOLDERS'        PARTNERS'       PARTNER'S
                              INTEREST       INTEREST        CAPITAL          CAPITAL        (DEFICIT)         TOTAL
                             -----------    -----------     ----------       ---------       ---------        --------

Balance - January 1, 1998            460            460       $ 10,387        $  5,177        $ (1,507)       $ 14,057

Net loss                            --             --               (9)             (4)           --               (13)
                                --------       --------       --------        --------        --------        --------

Balance - June 30, 1998              460            460       $ 10,378        $  5,173        $ (1,507)       $ 14,044
                                ========       ========       ========        ========        ========        ========


                See notes to consolidated financial statements.

                                    5 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                           FOR THE SIX MONTHS ENDED
                                                          JUNE 30,       JUNE 30,
                                                            1998           1997
                                                          --------      ---------
Cash Flows from Operating Activities:

Net loss                                                  $    (13)     $ (1,315)
Adjustments to reconcile net loss to net cash used in
 operating activities:

     Depreciation and amortization                           1,324           902
     Deferred rent receivable                                 (299)          156

     Changes in assets and liabilities:

         Other assets                                         (113)         (181)
         Accrued interest payable                               (3)          (46)
         Accounts payable, accrued expenses, payable
           to related party and security deposits           (2,440)         (134)
                                                          --------      --------


Net cash used in operating activities                       (1,544)         (618)
                                                          --------      --------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                  (777)       (1,115)
     Decrease in restricted cash                                54           201
     Deferred lease costs                                     (294)         (416)
                                                          --------      --------

Net cash used in investing activities                       (1,017)       (1,330)
                                                          --------      --------

Cash Flows from Financing Activities:

     Principal payments on mortgage loan                      (142)       (2,087)
     Distributions to partners                              (4,646)            -
                                                          --------      --------

Cash used in financing activities                           (4,788)       (2,087)
                                                          --------      --------

Net decrease in cash and cash equivalents                   (7,349)       (4,035)

Cash and cash equivalents, beginning of period              11,116         8,580
                                                          --------      --------

Cash and cash equivalents, end of period                  $  3,767      $  4,545
                                                          ========      ========


Supplemental Disclosure of Cash Flow Information:

     Cash Paid For Interest                               $  1,231      $  1,318
                                                          ========      ========


                See notes to consolidated financial statements.

                                    6 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

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

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

        The results of operations for the three and six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.      RELATED PARTY TRANSACTIONS

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership (the "General Partner" of the Investor Partnership). Related party transactions with the General Partner and its affiliates include the following:

        a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 1998 and 1997, management fees of $213,000 and $126,000, respectively, were incurred. In accordance with the Plan of Reorganization, and commencing on the Plan's effective date, property management fee payments were reduced to 4% of cash receipts as long as the mortgage note is outstanding. Management fees of $170,000 have been paid for the period ended June 30, 1998.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $169,000 per annum. Fees of $84,000 and $80,000, were paid or accrued during the periods ended June 30, 1998 and 1997, respectively.

                                   7 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

2.      RELATED PARTY TRANSACTIONS (CONTINUED)

        c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each construction project. Fees of $35,000 and $14,000 were incurred during the six months ended June 30, 1998 and 1997, respectively, and have been capitalized to the cost of building and improvements.

        d. In accordance with the partnership agreement, the General Partner is entitled to receive 1% of aggregate cash distributions. In January 1998, the General Partner received a distribution of $46,000.

3.      DISTRIBUTION

        In January 1998, the Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders and $46,000 to the General Partner.

4.      ALLOCATION OF INCOME (LOSS)

        In accordance with the Partnership's Second Amended and Restated Partnership Agreement, net loss is allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding.

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

                                    8 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

           The Registrant's level of liquidity based on cash and cash equivalents decreased by $7,349,000 during the six months ended June 30, 1998, as compared to December 31, 1997. The decline is attributable to $1,544,000 of cash used in operating activities, $1,017,000 of cash used in investing activities and $4,788,000 of cash used in financing activities. Cash from operations declined during the period ended June 30, 1998, primarily as a result of the timing of payments for tenant improvements and leasing costs. Cash used in investing activities consisted of $777,000 of cash used for improvements to real estate, primarily tenant improvements, and $294,000 of cash expended on leasing costs and commissions, which were slightly offset by a decline of $54,000 in restricted cash. Cash used in financing activities consisted of the January 1998 distribution of $4,646,000 to partners in accordance with the Rights Offering, and $142,000 of mortgage principal amortization. The Property is 96% leased as of June 30, 1998. The Registrant has budgeted to expend a portion of its working capital reserves for tenant improvements and leasing commissions during the next twelve months. The funding for expenditures for tenant improvements and leasing commissions will be provided by the Registrant through funds raised by the 1997 Rights Offering. At June 30, 1998, the Registrant had approximately $3,767,000 in cash and cash equivalents which has been invested primarily in a money market account.

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

                                    9 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Liquidity and Capital Resources (Continued)

           The Operating Partnership did not have sufficient cash flows to meet a portion of its February 1998 debt service requirements primarily due to the timing of payment of the semi-annual real estate taxes. Accordingly, $67,000 of the February 1998 principal and interest payment was funded from the reserve established at the Initial Consummation Date.

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

           Results of Operations

           Operating results, before non-operating income (expenses), for the six months ended June 30, 1998, as compared to 1997, improved by $1,212,000 due to increases in revenues of $1,852,000, and expenses of $640,000. Operating results, before non-operating income (expenses), for the three months ended June 30, 1998, as compared to 1997, improved by $448,000.

           Revenues, for the six months ended June 30, 1998, as compared to 1997, increased due to increases in rental income of $1,753,000 and in other income of $99,000. Rental and other income increased due to an increase in overall occupancy from 67% at June 30, 1997 to 96% at June 30, 1998, and an increase in rental rates.

           Expenses increased by $640,000 for the six months ended June 30, 1998, as compared to 1997, primarily due to increases in depreciation and amortization ($423,000), utilities ($106,000), operating expenses ($62,000), repairs and maintenance ($60,000) and general and administrative costs ($34,000). These increases were partially offset by a decrease in real estate taxes ($47,000). Depreciation and amortization expense increased due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity. Utilities, operating expenses and repairs and maintenance expenses also increased primarily as a result of increased occupancy. General and administrative expenses increased due to an increase in professional fees in the second quarter of 1998 relating to the legal proceedings as described in
           Item 1. Consolidated Financial Statements, Note 5. Real estate taxes declined due to a reduction in the real estate tax rate and a lower assessed value of the Property.

           Interest expense decreased by $45,000 due to the payment of $2,000,000 in mortgage principal in February 1997, as part of the Plan of Reorganization and the amortization of mortgage principal. All other income and expense items remained relatively constant.

                                   10 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

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

                                   11 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

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

                     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                     BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER

                     BY:  /s/ Michael L. Ashner
                          -------------------------------
                          Michael L. Ashner
                          Chief Executive Officer

                     BY:  /s/ Edward V. Williams
                          -------------------------------
                          Edward V. Williams
                          Chief Financial Officer

                     DATED: August 14, 1998

                                   12 of 12