Form 10QSB
period 1998-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1998-11-12
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20459

                                  FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                    --------------   -----------------

                        Commission File Number 0-20273
                                               -------

                 1999 Broadway Associates Limited Partnership
                 --------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                                      04-6613783
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                       02142
---------------------------------------     ------------------------------------
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000
                                                         ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                  -------  -------

                                    1 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)


                                                                                       September 30,          December 31,
(In Thousands, Except Unit Data)                                                           1998                   1997
                                                                                  ---------------------   ---------------------
Assets

Real estate, at cost:

Land                                                                              $              1,700    $              1,700
Buildings and improvements, net of accumulated
   depreciation of $15,087 (1998) and $13,769 (1997)                                            32,091                  31,952
                                                                                  ---------------------   ---------------------

                                                                                                33,791                  33,652
Other Assets:

Cash and cash equivalents                                                                        3,843                  11,116
Restricted cash                                                                                    462                     668
Other assets                                                                                       338                     431
Deferred rent receivable                                                                           620                     252
Deferred costs, net of accumulated amortization
   of $2,356 (1998) and $3,765 (1997)                                                            2,330                   2,408
                                                                                  ---------------------   ---------------------

         Total assets                                                             $             41,384     $            48,527
                                                                                  =====================   =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                             $             25,697    $             25,913
Distributions payable to partners                                                                    -                   4,646
Accrued interest payable                                                                           204                     205
Accounts payable and accrued expenses                                                            1,203                   3,464
Payable to related party                                                                           151                      79
Security deposits                                                                                  166                     163
                                                                                  ---------------------   ---------------------

         Total liabilities                                                                      27,421                  34,470
                                                                                  ---------------------   ---------------------

Commitments

Partners' Capital:

Preferred unit holders' capital (460 units outstanding)                                         10,325                  10,387
Investor limited partners' capital (460 units outstanding)                                       5,146                   5,177
General partner's deficit                                                                       (1,508)                 (1,507)
                                                                                  ---------------------   ---------------------

         Total Partners' Capital                                                                13,963                  14,057
                                                                                  ---------------------   ---------------------

         Total Liabilities and Partners' Capital                                  $             41,384     $            48,527
                                                                                  =====================   =====================

                See notes to consolidated financial statements.

                                    2 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------


Consolidated Statements of Operations (Unaudited)                                          For the Nine Months Ended
                                                                                       September 30,         September 30,
(In Thousands, Except Unit Data)                                                          1998                    1997
                                                                                  ---------------------   ---------------------
Revenues:

     Rental                                                                       $              6,414    $              3,945
     Other                                                                                         598                     344
                                                                                  ---------------------   ---------------------

         Total revenues                                                                          7,012                   4,289
                                                                                  ---------------------   ---------------------
Expenses:

     Real estate taxes                                                                             418                     488
     Payroll and payroll expense reimbursements                                                    442                     475
     Operating expenses                                                                            469                     363
     Repairs and maintenance                                                                       623                     532
     Utilities                                                                                     705                     543
     Management and other fees                                                                     456                     418
     General and administrative costs                                                              255                     228
     Insurance                                                                                      81                      71
     Depreciation                                                                                1,561                   1,052
     Amortization                                                                                  422                     326
                                                                                  ---------------------   ---------------------

         Total expenses                                                                          5,432                   4,496
                                                                                  ---------------------   ---------------------

Operating income (loss)                                                                          1,580                    (207)

Non-operating income (expense):

     Interest income                                                                               212                     233
     Interest expense                                                                           (1,886)                 (1,940)
     Reorganization item - professional fees                                                        --                    (239)
                                                                                  ---------------------   ---------------------

Net loss                                                                          $                (94)    $            (2,153)
                                                                                  =====================   =====================

Net loss allocated:

     General Partners                                                             $                 (1)    $               (22)

     Preferred Unit Holders                                                                        (62)                     --

     Investor Limited Partners                                                                     (31)                 (2,131)
                                                                                  ---------------------   ---------------------

                                                                                  $                (94)    $            (2,153)
                                                                                  =====================   =====================

Net loss allocated per unit:

     Preferred Unit Holders                                                       $             (134.78) $                   --
                                                                                  =====================   =====================

     Investor Limited Partners                                                    $              (67.39) $            (4,632.61)
                                                                                  =====================   =====================

                See notes to consolidated financial statements.

                                    3 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------



Consolidated Statements of Operations (Unaudited)                                          For the Three Months Ended
                                                                                       September 30,         September 30,
(In Thousands, Except Unit Data)                                                          1998                    1997
                                                                                  ---------------------   ---------------------
Revenues:

     Rental                                                                       $              2,146    $              1,340
     Other                                                                                         192                     127
                                                                                  ---------------------   ---------------------

         Total revenues                                                                          2,338                   1,467
                                                                                  ---------------------   ---------------------
Expenses:

     Real estate taxes                                                                             141                     164
     Payroll and payroll expense reimbursements                                                    139                     148
     Operating expenses                                                                            161                     117
     Repairs and maintenance                                                                       209                     178
     Utilities                                                                                     248                     192
     Management and other fees                                                                     159                     140
     General and administrative costs                                                               76                      83
     Insurance                                                                                      27                      24
     Depreciation                                                                                  545                     371
     Amortization                                                                                  145                     137
                                                                                  ---------------------   ---------------------

         Total expenses                                                                          1,850                   1,554
                                                                                  ---------------------   ---------------------

Operating income (loss)                                                                            488                     (87)

Non-operating income (expense):

     Interest income                                                                                58                      66
     Interest expense                                                                             (627)                   (636)
     Reorganization item - professional fees                                                         --                   (181)
                                                                                  ---------------------   ---------------------

Net loss                                                                          $                (81)    $              (838)
                                                                                  =====================   =====================

Net loss allocated:

     General Partners                                                             $                 (1)    $                (8)

     Preferred Unit Holders                                                                        (53)                     --

     Investor Limited Partners                                                                     (27)                   (830)
                                                                                  ---------------------   ---------------------

                                                                                  $                (81)    $              (838)
                                                                                  =====================   =====================

Net loss allocated per unit:

     Preferred Unit Holders                                                       $             (115.22)   $                 --
                                                                                  =====================   =====================

     Investor Limited Partners                                                    $              (58.70)   $          (1,804.35)
                                                                                  =====================   =====================

                See notes to consolidated financial statements.

                                    4 of 12

            1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
            --------------------------------------------

               FORM 10-QSB SEPTEMBER 30, 1998
               ------------------------------

Consolidated Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Preferred
                                 Units of         Units of         Preferred         Investor
                                  Limited         Limited            Unit            Limited           General
                                Partnership     Partnership        Holders'         Partners'         Partner's
                                 Interest         Interest          Capital          Capital          (Deficit)          Total
                                --------------  --------------  ----------------  ---------------   ---------------  ---------------
                                --------------  --------------  ----------------  ---------------   ---------------  ---------------
Balance - January 1, 1998                 460             460   $        10,387   $        5,177    $       (1,507)  $       14,057

Net loss                                   --              --               (62)             (31)               (1)             (94)
                                --------------  --------------  ----------------  ---------------   ---------------  ---------------
                                --------------  --------------  ----------------  ---------------   ---------------  ---------------

Balance - September 30, 1998              460             460   $        10,325   $        5,146    $       (1,508)  $       13,963
                                ==============  ==============  ================  ===============   ===============  ===============

               See notes to consolidated financial statements.

                                   5 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------


Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                             For the Nine Months Ended
                                                                                       September 30,         September 30,
                                                                                          1998                    1997
                                                                                  ---------------------   ---------------------
Cash Flows from Operating Activities:

Net loss                                                                          $                (94)   $             (2,153)
Adjustments to reconcile net loss to net cash used in
 operating activities:

     Depreciation and amortization                                                               2,030                   1,428
     Deferred rent receivable                                                                     (368)                    194

     Changes in assets and liabilities:

         Other assets                                                                               93                     (53)
         Accrued interest payable                                                                   (1)                    (46)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                               (2,186)                   (110)
                                                                                  ---------------------   ---------------------


Net cash used in operating activities                                                             (526)                   (740)
                                                                                  ---------------------   ---------------------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                                    (1,700)                 (1,700)
     Decrease in restricted cash                                                                   206                     338
     Deferred lease costs                                                                         (391)                 (1,025)
                                                                                  ---------------------   ---------------------

Net cash used in investing activities                                                           (1,885)                 (2,387)
                                                                                  ---------------------   ---------------------

Cash Flows from Financing Activities:

     Principal payments on mortgage loan                                                          (216)                 (2,154)
     Distributions to partners                                                                  (4,646)                     --
                                                                                  ---------------------   ---------------------

Cash used in financing activities                                                               (4,862)                 (2,154)
                                                                                  ---------------------   ---------------------

Net decrease in cash and cash equivalents                                                       (7,273)                 (5,281)

Cash and cash equivalents, beginning of period                                                  11,116                   8,580
                                                                                  ---------------------   ---------------------

Cash and cash equivalents, end of period                                          $              3,843    $              3,299
                                                                                  =====================   =====================

Supplemental Disclosure of Cash Flow Information:
     Cash Paid For Interest                                                       $              1,840    $              1,936
                                                                                  =====================   =====================

                See notes to consolidated financial statements.

                                    6 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

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

        The results of operations for the three and nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.      Related Party Transactions

        The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership (the "General Partner") the general partner of the Investor Partnership. Related party transactions with the General Partner and its affiliates include the following:

        a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 1998 and 1997, management fees of $329,000 and $197,000, respectively, were incurred. In accordance with the Plan of Reorganization, and commencing on the Plan's effective date, property management fee payments were reduced to 4% of cash receipts as long as the mortgage note is outstanding. Management fees of $264,000 have been paid for the period ended September 30, 1998.

        b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $169,000 per annum. Fees of $127,000 and $120,000, were paid or accrued during the periods ended September 30, 1998 and 1997, respectively.

        c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each construction project. Fees of $44,000 and $57,000 were incurred during the nine months ended September 30, 1998 and 1997, respectively, and have been capitalized to the cost of building and improvements.

                                    7 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

2.      Related Party Transactions (Continued)

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

        A limited partner in the Partnership is alleging that the allocation of the preferred units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended (the "Prospectus"), was incorrect. The plaintiff alleges that it should have received 188.0526 preferred units instead of the 56.2812 preferred units plaintiff received. Plaintiff is presently seeking declaratory relief. The Partnership believes its allocation was consistent with the terms of the Prospectus and intends to defend this action. If the Plaintiff is successful in its action, the Partnership may be forced to reallocate the preferred units among all limited partners who exercised their oversubscription privilege which would result in such limited partners receiving less or more, depending on the circumstance, preferred units. To the extent more preferred units are allocated to a limited partner, such limited partner would be required to pay for such units. To the extent that less preferred units are allocated to a limited partner, such limited partner would receive a reimbursement of its original purchase price for the preferred units. Although the ultimate outcome of this litigation cannot presently be determined, however, the General Partner does not believe that the litigation will have a material adverse effect to the Partnership.

                                    8 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

           The Registrant's level of liquidity based on cash and cash equivalents decreased by $7,273,000 during the nine months ended September 30, 1998, as compared to December 31, 1997. The decline is attributable to $526,000 of cash used in operating activities, $1,885,000 of cash used in investing activities and $4,862,000 of cash used in financing activities. Cash from operations declined during the period ended September 30, 1998, as a result of the timing of payments. Cash used in investing activities consisted of $1,700,000 of cash used for improvements to real estate, primarily tenant improvements, and $391,000 of cash expended on leasing costs and commissions, which were slightly offset by a decline of $206,000 in restricted cash. Cash used in financing activities consisted of the January 1998 distribution of $4,646,000 to partners in accordance with the Rights Offering, and $216,000 of mortgage principal amortization. The Property is 98% leased as of September 30, 1998. At September 30, 1998, the Registrant had approximately $3,843,000 in cash and cash equivalents which has been invested primarily in a money market account.

           The Operating Partnership did not have sufficient cash flows to meet a portion of its February and June 1998 debt service requirements primarily due to the timing of payment of the semi-annual real estate taxes. Accordingly, $67,000 of the February 1998 payment and $157,000 of the June 1998 payment were funded from the reserve established at the Initial Consummation Date.

                                    9 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners and preferred unit holders is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 1999, the maturity date of the mortgage, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to refinance or restructure the first mortgage loan or sell the Property.

           Results of Operations

           Operating results, before non-operating income (expenses), for the nine months ended September 30, 1998, as compared to 1997, improved by $1,787,000 due to increases in revenues of $2,723,000, and expenses of $936,000. Operating results, before non-operating income (expenses), for the three months ended September 30, 1998, as compared to 1997, improved by $575,000.

           Revenues for the nine months ended September 30, 1998, as compared to 1997 increased due to increases in rental income of $2,469,000 and in other income of $254,000. Rental and other income increased due to an increase in overall occupancy from 70% at September 30, 1997 to 98% at September 30, 1998, and an increase in rental rates.

           Expenses increased by $936,000 for the nine months ended September 30, 1998, as compared to 1997, primarily due to increases in depreciation and amortization ($605,000), utilities ($162,000), operating expenses ($106,000), repairs and maintenance ($91,000), management and other fees ($38,000) and general and administrative costs ($27,000). These increases were partially offset by a decrease in real estate taxes ($70,000). Depreciation and amortization expense increased due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity. Utilities, operating expenses, repairs and maintenance and management and other fees also increased primarily as a result of increased occupancy. General and administrative expenses increased due to an increase in professional fees relating to the legal proceedings as described in
           Item 1. Consolidated Financial Statements, Note 5. Real estate taxes declined due to a reduction in the real estate tax rate and a lower assessed value of the Property.

           Interest expense decreased by $54,000 due to the payment of $2,000,000 in mortgage principal in February 1997, as part of the Plan of Reorganization and the amortization of mortgage principal. All other income and expense items remained relatively constant.

                                   10 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

         Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and The Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No. 16325-NC).

         A limited partner in 1999 Broadway Associates Limited Partnership (the "Partnership") is alleging that the allocation of the preferred units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended (the "Prospectus"), was incorrect. The plaintiff alleges that it should have received 188.0526 preferred units instead of the 56.2812 preferred units plaintiff received. Plaintiff is presently seeking declaratory relief. The Partnership believes its allocation was consistent with the terms of the Prospectus and intends to defend this action. If the Plaintiff is successful in its action, the Partnership may be forced to reallocate the preferred units among all limited partners who exercised their oversubscription privilege which would result in such limited partners receiving less or more, depending on the circumstance, preferred units. To the extent more preferred units are allocated to a limited partner, such limited partner would be required to pay for such units. To the extent that less preferred units are allocated to a limited partner, such limited partner would receive a reimbursement of its original purchase price for the preferred units. Although the ultimate outcome of this litigation cannot presently be determined, however, the General Partner does not believe that the litigation will have a material adverse effect to the Partnership.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

       27. Financial Data Schedule, is filed as an Exhibit to this report.

   (b) Reports on Form 8-K:

       No report on Form 8-K was filed during the period.

                                   11 of 12

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

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

                 DATED: November 12, 1998

                                   12 of 12