Form 10KSB
period 1998-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1999-03-31
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                Commission  File
For the fiscal year ended December 31, 1998                      Number  0-20273

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                       04-6613783
-------------------------------                       ---------------------
(State of other jurisdiction of                          (I.R.S. Employee
incorporation or organization)                        Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts  02142
-------------------------------------------------------  -----
(Address of principal executive offices)             (Zip  Code)

Registrant's telephone number including area code: (617) 234-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Investor Limited Partnership Interests
                     --------------------------------------
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $9,395,000.

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

         The Registrant was initially capitalized with contributions totaling $999.00 from WFA and $1.00 from its initial limited partner, WFC Realty Co., Inc. ("WFC Realty"), a Massachusetts corporation and an affiliate of WFA. As of July 3, 1990 and pursuant to Memorandum, the Registrant completed its offering of 460 units of limited partnership interests (collectively, the "Units") in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, raising a total of $46,356,905 in capital contributions from limited partners (collectively, "Limited Partners").

         Beginning in 1996, the Operating Partnership engaged in a comprehensive leasing program at the Property. In connection therewith, the Operating Partnership entered into leases (the "New Leases") during the second half of 1997 for approximately 166,000 square feet office space at the Office Tower. In addition, new leases covering 57,521 square feet were entered into during 1998. As a result, since implementation of the comprehensive leasing program, leases covering 223,521 square feet or approximately 35% of the total square footage at the Office Tower have been entered into. In order to fund required tenant improvements under the New Leases, reduce existing indebtedness and provide working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering (the "Offering") of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests (the "Preferred Units"). The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the fourth quarter of 1997. As a result of the offering, the Registrant received approximately $10,695,000 in net proceeds from this offering.

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

         The Registrant and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997 ("Effective Date") and provided for the modification of the existing loan as follows: (i) the maturity date was extended one year to September 1999, (ii) principal payments are based on a 25 year amortization schedule (instead of 30 years), with a balloon payment being due at maturity, (iii) additional principal payments of $2,000,000 to be paid on the Initial Consummation Date (as defined below) and on the Plan's Effective Date,
(iv) monthly interest only payments from the Initial Consummation Date to the Effective Date and (v) the modification of the existing mortgage as of the Effective Date to incorporate the above modifications ("New Loan"). The loan continues to bear interest at 9.5% per annum. In addition, the following covenants were incorporated in the New Loan: (a) property management fees are limited to 4% of cash receipts so long as the New Loan is outstanding, (b) no distributions to partners from the Operating Partnerships are permitted while the New Loan is outstanding, (c) all tenant improvements shall be funded by the Registrant, (d) minimum tangible net worth requirements of the partners of the Operating Partnership, (e) "anti-bankruptcy provisions" which entitle the Lender to automatic relief upon the occurrence of certain events (such as the filing of a bankruptcy action by one of the general partners of the Operating Partnership),
(f) "springing guaranty" obligations of the Registrant which would make the loan obligations recourse to the Registrant upon the occurrence of certain events (such as the Registrant impeding or hindering the exercise of the Lender's rights under the New Loan), and (g) the Lender's right to approve "non-standard" lease terms.

         On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Registrant paid $7,147,000 to the Lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the Lender in accordance with the Plan. This payment included the required $2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997. For additional information with respect to the loan restructuring, see Item 7, Financial Statements - Note 4." The Partnership is currently negotiating with several potential lenders to refinance its indebtedness. Based on the Properties current occupancy rate of 98%, it is expected that the Registrant will be able to refinance its debt. However, as there are many factors outside the Registrant's control which will effect the Registrant's ability to refinance its Property, there can be no assurance that the debt can be refinanced on favorable terms.

Employees

         The Registrant has no employees. Services are performed for the Registrant and the Operating Partnership by their respective general partners and the agents retained by them.

Property Management

         The Operating Partnership has retained as its property manager Winthrop Management LLC ("Winthrop Management"), an affiliate of WFA. Winthrop Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Winthrop Management receives a management fee equal to 5% of gross revenues from the operation of the Property; however the current amount payable is limited to 4% of cash receipts so long as the New Loan is outstanding. Since 1993 the Operating Partnership engaged Cushman Realty Corporation of Colorado to become the Office Tower's exclusive leasing agent for new tenants (an affiliate of WFA remains as the Office Tower's agent for existing tenants.

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

Property Information

         The following table sets forth the mortgage balance as of December 31, 1998, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.

     12/31/98                                                                    Mortgage
     Mortgage       Interest                                   Maturity          Balance
     Balance          Rate           Amortization Period         Date           at Maturity
   -----------      --------         -------------------       ---------        -----------
   $25,622,975        9.5%                 25 yrs              09/30/99         $25,400,000

See "Item 1, Business" and "Item 7, Financial Statements, Note 3" for additional information relating to the Registrant's mortgage debt.

         The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 1997 and 1998.

                                 Average
 Year        Occupancy         Rent/Sq. Ft.
 ----        ---------        ------------
 1997           89%              $11.80
 1998           95%              $13.30

         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:


          Number of Tenants      Aggregate sq/ft. Covered    Annualized Rental for        Percentage of Total
          whose Leases Expire    by Expiring Leases          Leases Expiring (1)          Annualized Rental (1)
          -------------------    ------------------          -------------------          ---------------------
1999                8                    55,601              $   641,957                       8.16%
2000               10                   140,229                1,805,864                      23.58%
2001                5                    39,345                  559,152                       9.37%
2002                8                    69,093                1,097,219                      20.02%
2003                2                    56,187                  936,869                      20.60%
2004                4                   112,150                1,645,231                      44.14%
2005                0                         0                        0                        0.00
2006                0                         0                        0                        0.00
2007                1                     4,778                2,004,685                       4.47%
2008                2                   126,420                2,022,720                       2.23%


(1) Based on actual base rent plus increases from various escalation provisions as of December 31, 1998.

         The following table sets forth those tenants at the Office Tower that, as of December 31, 1998, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.

                                                            Sq. Ft. Rented          Rent/
Tenant                            Business                  (% of total)            Sq. Ft.      Lease Expiration
------                            --------                  ------------            -------      ----------------
U.S. West Communications          Communications            102,899(16%)            $12.50       3/31/2000
J.D.S. Columbine                  Software Systems          100,420(16%)            $15.80       12/31/2008

         Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands)of the Property as of December 31, 1998.

                                                                          Federal
     Carrying            Accumulated                                        Tax
       Value            Depreciation        Rate            Method         Basis
    -----------         ------------        ----            ------      -----------
     $49,225              $15,725          7-35 yrs           S/L         $38,927

         The realty tax rate and realty taxes paid for the Property in 1998 were $80.81/1,000] and $584,341, respectively.

Competition

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

         No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately 2,047,000 in connection with the tenant improvements and leasing commissions required under the New Leases. The Operating Partnership has budgeted $1,524,000 for tenant improvements and leasing commissions at the Property in 1999. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

Insurance

         In the opinion of the Registrant, the Property is adequately insured.

Item 3.  Legal Proceedings.

         To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject.

         Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and the Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No. 16325-NC). This action was brought by a limited partner in the Partnership who alleged that the allocation of Preferred Units subject to the over-subscription privilege was incorrect. On January 22, 1999, this matter was settled and subsequently dismissed. Pursuant to the settlement, the Plaintiff, a preferred unitholder, has the right to acquire from Bronco L.L.C., another preferred unitholder, certain of its preferred units. The Registrant did not incur any material costs in connection with this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 15, 1998, there were approximately 550 holders of 460 Units and 126 holders of Preferred units.

         The Operating Partnership is restricted form making any distributions of Cash Flow under its restructured loan in accordance with the Plan of Reorganization, until such time as the loan is paid in full (see "Item 1, Business - Chapter 11 Reorganization"), and therefore no distributions are expected to be made in the foreseeable future. However, in connection with the Offering, the Registrant was permitted to distribute in January 1998 approximately $4,600,000 to Limited Partners ($10,000 per Unit). See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

           The Operating Partnership did not have sufficient cash flows to meet a portion of its February and June 1998 debt service requirements, primarily due to the timing of semi-annual payments of real estate taxes. Accordingly, $67,000 of the February 1998 payment and $157,000 of the June 1998 payment were funded from the restricted mortgage collateral account.

           In order to fund required tenant improvements, refinance and reduce the Registrant's indebtedness and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Registrant filed offering and proxy material with the Securities and Exchange Commission and commenced the offering during October 1997. In connection with the offering, an affiliate of WFA agreed to exercise their right as a Unitholder to subscribe for, and as a result purchased, all Preferred Units which were not subscribed for by the remaining Unitholders. The offering expired on December 15, 1997. The Registrant received gross proceeds of $10,695,000 from the sale of the Preferred Units. In accordance with the proxy and offering material, upon consummation of the offering, the Registrant distributed $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including approximately $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Registrant may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

         The Registrant's level of liquidity based on cash and cash equivalents decreased by $7,328,000 for the year ended December 31, 1998, as compared to December 31, 1997. The decline is attributable to $4,937,000 of cash used in financing activities, $2,324,000 of cash used in investing activities and $67,000 of cash used in operating activities. Cash used in financing activities consisted of $4,646,000 in distributions and $291,000 of mortgage principal payments. Cash used in investing activities consisted of $2,047,000 of cash used for improvements to real estate, primarily tenant improvements, and $478,000 of cash expended on leasing costs and commissions, which were slightly offset by a decline of $201,000 in restricted cash. Cash used in operating activities declined in 1998 as a result of the timing of payments. The Property is 98.5% leased as of March 1, 1999. At December 31, 1998, the Registrant had approximately $3,663,000 included in cash and cash equivalents which has been invested primarily in a money market account.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Operating Partnership. The mortgage indebtedness of $25,622,000 is due on September 30, 1999. It is anticipated that the Operating Partnership will be able to replace its maturing debt obligation or, if such financing is not available, market the property for sale.

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

Results of Operations

         Operating results, before non-operating income (expenses), improved by $2,477,000 for the year ended December 31, 1998, as compared to 1997, due to increases in revenues of $3,796,000 and expenses of $1,319,000.

         Revenues increased by $3,796,000 for the year ended 1998, as compared to 1997, due to increases in rental income of $3,600,000 and other income of $196,000. Rental income increased primarily due to an increase in occupancy. Occupancy increased from 89% at December 31, 1997, with the majority of the increase over the prior years occupancy occurring in the month of December 1997, to 98% at December 31, 1998. Rental rates remained relatively constant. Other income increased primarily as a result of an increase in garage income.

         Expenses increased by $1,319,000 for the year ended 1998, as compared to 1997, primarily due to increases in depreciation and amortization of $739,000, utilities of $184,000, operating expenses of $152,000, management and other fees of $142,000 and repairs and maintenance of $108,000. These increases were partially offset by a $77,000 decrease in payroll and payroll expense reimbursements. The increase in depreciation and amortization expense was due to expenditures for tenant improvements and leasing commissions made in connection with the increase in leasing activity. Utilities, operating expenses, management and other fees, and repairs and maintenance also increased primarily as a result of increased occupancy. All other expenses remained relatively constant.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        Consolidated Financial Statements

                          Year Ended December 31, 1998

                                Table of Contents

                                      Page

Independent Auditors' Report                                        F-2

Consolidated Financial Statements:

Balance Sheets at December 31, 1998 and 1997                        F-3

Statements of Operations for the Years Ended
     December 31, 1998 and 1997                                     F-4

Statements of Partners' Capital for the Years Ended
     December 31, 1998 and 1997                                     F-5

Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997                                     F-6

Notes to Consolidated Financial Statements                          F-7

                                                    Independent Auditors' Report



To the Partners
1999 Broadway Associates Limited Partnership:

We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   Certified Public Accountants


New York, N.Y.
February 1, 1999

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                                 1998                 1997
                                                                            ----------------    -----------------
ASSETS

Real Estate, at cost:
   Land                                                                     $         1,700     $          1,700
   Building and improvements, net of accumulated
      depreciation of $15,725 (1998) and $13,769 (1997)                              31,800               31,952
                                                                            ----------------    -----------------
                                                                                     33,500               33,652
Other Assets:
   Cash and cash equivalents                                                          3,788               11,116
   Restricted cash                                                                      467                  668
   Other assets                                                                         356                  431
   Deferred rent receivable                                                             690                  252
   Deferred costs, net of accumulated amortization
       of $2,504 (1998) and $3,765 (1997)                                             2,269                2,408
                                                                            ----------------    -----------------
                Total Assets                                                $        41,070     $         48,527
                                                                            ================    =================
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage loan payable                                                    $        25,622     $         25,913
   Distributions payable to partners                                                      -                4,646
   Accrued interest payable                                                             203                  205
   Accounts payable and accrued expenses                                              1,158                3,464
   Payable to related party                                                             151                   79
   Security deposits                                                                    135                  163
                                                                            ----------------    -----------------
                Total Liabilities                                                    27,269               34,470
                                                                            ----------------    -----------------
Commitments

Partners' Capital:
   Preferred unit holders capital (460 units outstanding)                            10,218               10,387
   Investor limited partners' capital (460 units outstanding)                         5,093                5,177
   General partner's deficit                                                         (1,510)              (1,507)
                                                                            ----------------    -----------------
                Total Partners' Capital                                              13,801               14,057
                                                                            ----------------    -----------------
                Total Liabilities and Partners' Capital                     $        41,070     $         48,527
                                                                            ================    =================

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                          YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                        1998                    1997
                                                                 --------------------    --------------------
Revenues:
   Rental income                                                 $             8,610     $             5,010
   Other income                                                                  785                     589
                                                                 --------------------    --------------------
                Total revenues                                                 9,395                   5,599
                                                                 --------------------    --------------------
Expenses:
   Real estate taxes                                                             584                     551
   Payroll and payroll expense reimbursements                                    619                     696
   Operating expenses                                                            647                     495
   Repairs and maintenance                                                       834                     726
   Utilities                                                                     919                     735
   Management and other fees                                                     617                     475
   General and administrative costs                                              328                     296
   Insurance                                                                     103                      97
   Depreciation                                                                2,199                   1,565
   Amortization                                                                  556                     451
                                                                 --------------------    --------------------
                Total expenses                                                 7,406                   6,087
                                                                 --------------------    --------------------
Operating income (loss)                                                        1,989                    (488)

Non-operating income (expenses):
   Interest income                                                               265                     279
   Interest expense                                                           (2,510)                 (2,573)
   Reorganization item - professional fees                                         -                    (239)
                                                                 --------------------    --------------------
Net loss                                                         $              (256)    $            (3,021)
                                                                 ====================    ====================
Net loss allocated:
   General Partner                                               $                (3)    $               (30)

   Preferred Unit Holders                                                       (169)                   (128)

   Investor Limited Partners                                                     (84)                 (2,863)
                                                                 --------------------    --------------------
Net loss                                                         $              (256)    $            (3,021)
                                                                 ====================    ====================
Net loss allocated per unit:
   Preferred Unit Holders                                        $           (367.39)    $           (278.26)
                                                                 ====================    ====================
   Investor Limited Partners                                     $           (182.61)    $         (6,223.91)
                                                                 ====================    ====================


                       See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                        (In Thousands, Except Unit Data)

                                  Preferred Units     Units of                             Investor
                                    of Limited         Limited           Preferred         Limited        General
                                    Partnership      Partnership       Unit Holders'      Partners'      Partner's
                                     Interest         Interest            Capital          Capital       (Deficit)         Total
                                  --------------     -----------       ------------      ----------     ----------      ----------
Balance - December 31, 1996                   -             460        $        -        $  12,640      $  (1,431)      $   11,209

Partners' contributions                     460               -            10,695                -              -           10,695

Syndication Costs                             -               -              (180)               -              -             (180)

Net loss                                      -               -              (128)          (2,863)           (30)          (3,021)

Partners' distributions payable               -               -                 -           (4,600)           (46)          (4,646)
                                  --------------     -----------       -----------       ----------     ----------      ----------
Balance - December 31, 1997                 460             460            10,387            5,177         (1,507)          14,057

Net loss                                      -               -              (169)             (84)            (3)            (256)
                                  --------------     -----------       -----------       ----------     ----------      ----------
Balance - December 31, 1998                 460             460        $   10,218        $   5,093      $  (1,510)      $   13,801
                                  ==============     ===========       ===========       ==========     ==========      ==========

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                       1998                    1997
                                                                                --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $              (256)    $            (3,021)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                         2,816                   2,082
        Deferred rent receivable                                                               (438)                    413
        Changes in assets and liabilities:
             Other assets                                                                        75                    (141)
             Accounts payable, accrued expenses, payable to
                 related party and security deposits                                         (2,262)                  2,472
             Accrued interest payable                                                            (2)                    (47)
                                                                                --------------------    --------------------
                Net cash (used in) provided by operating activities                             (67)                  1,758
                                                                                --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                                                       (2,047)                 (6,075)
Restricted cash                                                                                 201                     332
Deferred lease costs                                                                           (478)                 (1,772)
                                                                                --------------------    --------------------
                Net cash used in investing activities                                        (2,324)                 (7,515)
                                                                                --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage loan                                                            (291)                 (2,222)
Partners' contributions                                                                           -                  10,695
Distributions to Partners                                                                    (4,646)                      -
Syndication costs                                                                                 -                    (180)
                                                                                --------------------    --------------------

                Net cash (used in) provided by financing activities                          (4,937)                  8,293
                                                                                --------------------    --------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                         (7,328)                  2,536

Cash and Cash Equivalents at Beginning of Year                                               11,116                   8,580
                                                                                --------------------    --------------------

Cash and Cash Equivalents at End of Year                                        $             3,788     $            11,116
                                                                                ====================    ====================

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                       $             2,451     $             2,554
                                                                                ====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities:
   Accrued distributions to partners                                            $                 -     $            4,646
                                                                                ====================    ====================

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


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

           The general partners of the Operating Partnership are the Investor Partnership, which holds a 99.9% general partnership interest, and 1999 Broadway Partners, L.P. which holds a .1% general partnership interest. The Investor Partnership will terminate on December 31, 2038, or earlier upon the occurrence of certain events specified in the partnership agreement.

           In order to fund required tenant improvements, refinance and reduce the Partnership's indebtedness and increase working capital, the General Partner determined that it was necessary to increase the Partnership's equity by means of an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Partnership filed offering and proxy material with the Securities and Exchange Commission and commenced the offering during October 1997. In connection with the offering, an affiliate of WFA, who was also a Unitholder, agreed to exercise its right as a Unitholder and subscribe for all Preferred Units which were not subscribed for by the remaining Unitholders. The offering expired on December 15, 1997 and the Partnership received gross proceeds of $10,695,000 from the sale of the Preferred Units, including those Preferred Units acquired by affiliates of WFA. In accordance with the proxy and offering material, upon consummation of the offering, the Investor Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including approximately $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

           Through November 30, 1997, losses of the Partnership from operations were allocated 99% to the limited partners and 1% to the General Partner. In accordance with the second amended and restated partnership agreement (the "Agreement"), effective December 1, 1997 and while the Preferred Units are outstanding, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Organization (Continued)

           Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding. Gain from the disposition of the Partnership's Property is allocated in accordance with the Agreement. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners. Cash distributions from a non-terminating capital transaction will be distributed in accordance with the partnership agreement.

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Concentration of Credit Risk

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1998, the Partnership had approximately $3,663,000 invested in money market accounts which are included in cash and cash equivalents.

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

           Deferred Costs

           Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense. Organization costs were amortized on the straight-line method over five years.

           Income Taxes

           Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

           Advertising

           The Partnership expenses the cost of advertising as incurred. Advertising expenses of $68,000 and $147,000 were incurred for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

           Disclosures About the Fair Value of Financial Instruments

           SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1998 and 1997, consist primarily of cash and cash equivalents,

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Disclosure About the Fair Value of Financial Instruments (continued)

           short term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

           Segment Reporting

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note 8 - Segment Information" for segment disclosures.

Note 2 -   DEFERRED COSTS

           The following is a summary of deferred costs at December 31:

                                                         Period                     1998                1997
                                                       ----------              --------------       -------------
              Organization costs                        5 Years                $      443,000       $     443,000
              Mortgage loan fees                       9.75 Years                     609,000             609,000
              Lease commissions                        Lease term                   3,575,000           4,200,000
              Lease costs                              Lease term                     146,000             921,000
                                                                               --------------       -------------
                                                                                    4,773,000           6,173,000

              Less:  accumulated amortization                                      (2,504,000)         (3,765,000)

                                                                               $    2,269,000        $  2,408,000
                                                                               ==============       =============

Note 3 -   MORTGAGE LOAN PAYABLE

           The mortgage loan is nonrecourse and is collateralized by a first deed of trust on the Property. In accordance with the plan of reorganization in 1996, the New Note, which became effective February 28, 1997, requires monthly payments of $228,349 for principal and interest, inclusive of interest at 9.5% per annum, and a balloon payment of approximately $25,400,000 due September 30, 1999, the date of maturity. It is anticipated that the Partnership will be able to replace its maturing debt obligation.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 3 -   MORTGAGE LOAN PAYABLE (continued)

           In addition, the following covenants have been incorporated in the New Note: (i) payment of property management fees has been reduced to 4% of cash receipts while the New Note is outstanding, (ii) no distributions to partners from the Operating Partnership are permitted while the New Note is outstanding, (iii) all tenant improvements shall be funded by the Investor Partnership and, (iv) minimum tangible net worth requirements of the Partners of the Operating Partnership. It is management's estimate that the fair value of the Operating Partnership's mortgage loan payable approximates its carrying amount at year end.

           The Operating Partnership did not have sufficient cash flows to meet a portion of its February and June 1998 debt service requirements, primarily due to the timing of semi-annual payments of real estate taxes. Accordingly, $67,000 of the February 1998 payment and $157,000 of the June 1998 payment were funded from the restricted mortgage collateral account.

Note 4 -   RELATED PARTY TRANSACTIONS

           The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

           a. The Operating Partnership accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of approximately $448,000 and $315,000 were incurred for the years ended December 31, 1998 and 1997, respectively. In accordance with the Partnership's plan of reorganization, beginning in 1996, property management payments were reduced to 4% of cash receipts as long as the New Note is outstanding. Management fees of approximately $359,000 and $255,000 were paid for the years ended December 31, 1998 and 1997, respectively.

           b. The Operating Partnership pays or accrues to WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $169,000. Fees of $169,000 and $160,000, were paid or accrued for the years ended December 31, 1998 and 1997, respectively.

           c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $66,000 and $55,000 were incurred during the years ended December 31, 1998 and 1997, respectively, and have been capitalized to the cost of building and improvements.

           d. In accordance with the partnership agreement, the General Partner is entitled to receive 1% of aggregate cash distributions. In January 1998, the General Partner received a distribution of approximately $46,000.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 5 -   MINIMUM FUTURE RENTAL REVENUES

           The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses. The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 1998, are as follows:

                     1999                   $     8,081,000
                     2000                         7,379,000
                     2001                         6,499,000
                     2002                         6,317,000
                     2003                         5,265,000
                     Thereafter                  13,286,000
                                            ---------------

                                            $    46,827,000
                                            ===============

           The Partnership received more than 10% of its lease revenue from two tenants. One tenant accounted for approximately 23% of total rental revenue for the years ended December 31, 1998 and 1997, and another tenant accounted for approximately 17% of total rental revenues for the year ended December 31, 1998.

Note 6 -   PARTNERS' DISTRIBUTIONS

           There were no distributions of cash from operations for the years ended December 31, 1998 and 1997. For the year ended December 31, 1997, a distribution from the Investor Partnership of $4,600,000 ($10,000 per unit), was accrued to Unitholders and approximately $46,000 to the General Partner in accordance with the Rights offering. The distributions were paid in January 1998.

Note 7 -   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

           The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

           (In Thousands)

                                                                     1998            1997
                                                                  ---------      ------------
           Net loss - financial statements                        $    (256)     $    (3,021)
               Differences resulted from:
                  Depreciation                                          840              113
                  Prepaid Rents                                         (42)             130
                  Rental Revenue                                       (438)             414
                  Amortization                                          (32)             (64)
                  Bad Debt Expense                                      (45)             (78)
                  Capitalized Interest                                   32               39
                  Management Fees                                        83              (83)
                  Other                                                  31              (30)
                                                                  ---------      ------------

           Net income (loss) for tax purposes                     $     173      $    (2,580)
                                                                  =========      ============


                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 8 -   SEGMENT INFORMATION

           The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

           Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                             Office           Parking
                                                              Tower            Garage              Other           Total
                                                           ----------       ------------        -----------       ---------
            1998

            Rental income                                  $    8,610       $          -        $         -       $   8,610
            Other income                                          344                441                  -             785
            Interest income                                        86                  -                179             265
            Interest expense                                    2,418                 92                  -           2,510
            Depreciation and amortization                       2,709                 46                  -           2,755
            Segment profit (loss)                               (352)                277              (181)           (256)
            Total assets                                       37,391                608              3,071          41,070
            Capital expenditures                                2,047                  -                  -           2,047

            1997

            Rental income                                  $    5,010       $          -        $         -       $   5,010
            Other income                                          281                308                  -             589
            Interest income                                        96                  -                183             279
            Interest expense                                    2,475                 98                  -           2,573
            Depreciation and amortization                       1,970                 46                  -           2,016
            Segment profit (loss)                              (2,963)               141               (199)         (3,021)
            Total assets                                       37,667                654             10,206          48,527
            Capital expenditures                                6,075                  -                  -           6,075

Note 9 -   LEGAL PROCEEDINGS

           Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and The Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No.

           16325-NC).

           A limited partner in the Partnership was alleging that the allocation of the Preferred Units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended, was incorrect. The Plaintiff alleged that it should have received 188.0526 Preferred Units instead of the
           56.2812 Preferred Units plaintiff received. This matter was settled in January 1999.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the executive officers of WFA and the position held by each of them, are as follows:

                                                           Has Served as
                            Position Held with the         a Director or
Name                       Managing General Partner        Officer Since
----                       ------------------------        -------------
Michael L. Ashner          Chief Executive Officer              1-96
                           and Director

Thomas C. Staples          Chief Financial Officer              1-99

Peter Braverman            Executive Vice President             1-96
                           and Director

Carolyn Tiffany            Chief Operating Officer              10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of

NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the

Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 1997 and 1998:

Entity                              Compensation                         1997           1998
------                              ------------                         ----           ----
Winthrop Financial                  Annual Partnership
  Associates                          Investor Service                 $160,000       $169,000
                                      Fee

Winthrop Financial                  Cash Distributions                 $ 46,000              -
  Associates

Winthrop Management LLC             Management Fee                     $315,000       $448,000

Winthrop Management LLC             Construction,
                                      Supervision, Legal
                                      and Leasing Fees                 $ 55,000       $ 66,000

         See "Item 7, Financial Statements - Note 4" for additional information with respect to related party transactions.

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

                               1999 BROADWAY ASSOCIATES
                               LIMITED PARTNERSHIP

                               By:  WINTHROP FINANCIAL
                                    ASSOCIATES, A LIMITED
                                    PARTNERSHIP,
                                    Managing General Partner

                                    By:  /s/ Michael L. Ashner
                                         ------------------------
                                         Michael Ashner
                                         Chief Executive Officer

                                    Date:  March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name         Title                     Date
--------------         -----                     ----

/s/ Michael Ashner     Chief Executive           March 26, 1999
------------------     Officer
Michael Ashner


/s/ Thomas Staples     Chief Financial Officer   March 26, 1999
------------------
Thomas Staples

                                  EXHIBIT INDEX

Exhibit
Number            Document
-------           --------
3 (a)             Certificate of Limited Partnership of 1999 Broadway Associates
                  Limited Partnership, filed on January 10, 1989(1)

4 (a) Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership, dated as of September 22, 1989(1)

4 (b) Amended and Restated Partnership Agreement of 1999 Broadway Joint Venture dated as of September 22, 1989 and the First Amendment to the Partnership Agreement of 1999 Broadway Joint Venture dated as of December 1, 1991(1)

4 (c) Second Amended and Restated Agreement of Limited Partnership of the Registrant (5)

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

27                Financial Data Schedule                                    38
---------------

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