Form 10QSB
period 1999-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1999-05-14
CIK 854268

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20459

                             FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                        OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                        Commission File Number 0-20273

                 1999 Broadway Associates Limited Partnership
                 --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    04-6613783
   ----------------------------------    ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                   02142
--------------------------------------   ------------------------------------
(Address of principal executive office)               (Zip Code)

 Registrant's telephone number, including area code     (617) 234-3000
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
Yes   X       No
    ------       ------



                               1 of 13

              1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                       FORM 10-QSB MARCH 31, 1999
                     PART 1 - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

                                                  March 31,    December 31,
(In Thousands, Except Unit Data)                    1999          1998
                                                ------------   ------------
Assets

Real estate, at cost:

Land                                                $  1,700       $  1,700
Buildings and improvements, net of accumulated
  depreciation of $16,273 (1999) and
  $15,725 (1998)                                      31,372         31,800
                                                ------------   ------------
                                                      33,072         33,500
Other Assets:

Cash and cash equivalents                              3,819          3,788
Restricted cash                                          471            467
Other assets                                             349            356
Deferred rent receivable                                 760            690
Deferred costs, net of accumulated amortization
  of $1,425 (1999) and $2,504 (1998)                   2,248          2,269
                                                ------------   ------------
     Total assets                                   $ 40,719       $ 41,070
                                                ============   ============
Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                               $ 25,545       $ 25,622
Accrued interest payable                                 202            203
Accounts payable and accrued expenses                    959          1,158
Payable to related party                                 183            151
Security deposits                                        132            135
                                                ------------   ------------
     Total liabilities                                27,021         27,269
                                                ------------   ------------
Partners' Capital:

Preferred unit holders' capital
  (460 units outstanding)                             10,150         10,218
Investor limited partners' capital
  (460 units outstanding)                              5,059          5,093
General partner's deficit                             (1,511)        (1,510)
                                                ------------   ------------
     Total Partners' Capital                          13,698         13,801
                                                ------------   ------------
     Total Liabilities and Partners' Capital        $ 40,719       $ 41,070
                                                ============   ============

               See notes to consolidated financial statements.

                                   2 of 13

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999


Consolidated Statements of Operations (Unaudited)   For the Three Months Ended
                                                     March 31,       March 31,
(In Thousands, Except Unit Data)                        1999           1998
                                                    -----------   -----------
Revenues:

   Rental                                             $  2,186      $  2,080
   Other                                                   144           216
                                                    -----------   -----------
      Total revenues                                     2,330         2,296
                                                    -----------   -----------
Expenses:

   Real estate taxes                                       136           126
   Payroll and payroll expense reimbursements              192           174
   Operating expenses                                      193           150
   Repairs and maintenance                                 231           206
   Utilities                                               224           229
   Management and other fees                               158           142
   General and administrative costs                         35            52
   Insurance                                                27            27
   Depreciation                                            548           482
   Amortization                                            131           125
                                                    -----------   -----------
     Total expenses                                      1,875         1,713
                                                    -----------   -----------

Operating income                                           455           583

Non-operating income (expense):
     Interest income                                        50            90
     Interest expense                                     (608)         (630)
                                                    -----------   -----------
Net (loss) income                                     $   (103)    $      43
                                                    ===========   ===========
Net (loss) income allocated:

     General Partners                                 $     (1)    $       -

     Preferred Unit Holders                                (68)           43

     Investor Limited Partners                             (34)            -
                                                    -----------   -----------
                                                      $   (103)    $      43
                                                    ===========   ===========
Net (loss) income allocated per unit:

     Preferred Unit Holders                           $(147.83)    $   93.48
                                                    ===========   ===========
     Investor Limited Partners                        $ (73.91)    $       -
                                                    ===========   ===========

               See notes to consolidated financial statements.

                                3 of 13

                             1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                                        FORM 10-QSB MARCH 31, 1999

                         Consolidated Statement of Partners' Capital (Unaudited)

                                     (In Thousands, Except Unit Data)

                                            --------------------
                            Preferred
                            Units of          Units of          Preferred         Investor
                             Limited          Limited             Unit            Limited           General
                           Partnership      Partnership         Holders'         Partners'         Partner's
                            Interest          Interest           Capital          Capital          (Deficit)           Total
                         -------------     -------------     -------------     -------------     -------------     -------------
Balance -
  January 1, 1999                460               460         $  10,218          $   5,093        $  (1,510)        $ 13,801

Net loss                           -                 -               (68)               (34)              (1)            (103)
                         -------------     -------------     -------------     -------------     -------------     -------------

Balance -
  March 31, 1999                 460               460         $  10,150          $   5,059        $  (1,511)        $ 13,698
                         =============     =============     =============     =============     =============     =============

               See notes to consolidated financial statements.

                                   4 of 13

            1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                    FORM 10-QSB MARCH 31, 1999


Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                 For the Three Months Ended
                                             March 31,             March 31,
                                               1999                  1998
                                           ------------          ------------
Cash Flows from Operating Activities:

Net (loss) income                           $     (103)           $       43
Adjustments to reconcile net (loss)
  income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                  679                   622
    Deferred rent receivable                       (70)                 (232)
    Changes in assets and liabilities:
      Other assets                                   7                   (46)
      Accrued interest payable                      (1)                    -
      Accounts payable, accrued expenses,
        payable to related party and
        security deposits                         (170)               (1,911)
                                           ------------          ------------
Net cash provided by (used in) operating
  activities                                       342                (1,524)
                                           ------------          ------------
Cash Flows from Investing Activities:

  Additions to buildings and improvements         (120)                 (185)
  Restricted cash                                   (4)                   60
  Deferred lease costs                            (110)                 (223)
                                           ------------          ------------
Net cash used in investing activities             (234)                 (348)
                                           ------------          ------------
Cash Flows from Financing Activities:

  Principal payments on mortgage loan              (77)                  (70)
  Distributions to partners                          -                (4,646)
                                           ------------          ------------
Cash used in financing activities                  (77)               (4,716)
                                           ------------          ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                  31                (6,588)

Cash and Cash Equivalents, Beginning of
  Period                                         3,788                11,116
                                           ------------          ------------
Cash and Cash Equivalents, End of Period    $    3,819             $   4,528
                                           ------------          ------------
Supplemental Disclosure of Cash Flow
  Information:

  Cash Paid For Interest                    $      609             $     615
                                           ============          ============
             See notes to consolidated financial statements.

                                5 of 13

               1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10-QSB MARCH 31, 1999

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     General

       The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnership". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

       The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.     Related Party Transactions

       The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

       a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 1999 and 1998, management fees of $113,000 and $100,000, respectively, were incurred. In accordance with the plan of reorganization, beginning in 1996, property management fee payments were reduced to 4% of cash receipts as long as the mortgage note is outstanding. Management fees of $91,000 and $81,000 have been paid or accrued for the period ended March 31, 1999 and 1998, respectively.

       b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $179,000 per annum. Fees of $45,000 and $42,000, were paid or accrued during the periods ended March 31, 1999 and 1998, respectively.

       c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $7,000 and $9,000 were incurred during the three months ended March 31, 1999 and 1998, respectively, and have been capitalized to the cost of buildings and improvements.

                                       6 of 13

                      1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                              FORM 10-QSB MARCH 31, 1999

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.     Distribution

       In January 1998, the Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders and $46,000 to the General Partner.

4.     Allocation of Income

       In accordance with the Partnership's Second Amended and Restated Partnership Agreement, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding.

5.     Segment Information

       The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

       Segment information for the three months ended March 31, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                Office       Parking
                                Tower        Garage       Other        Total
                             ----------    ---------    ---------    ---------
       1999

       Rental income          $  2,186      $     -       $    -      $  2,186
       Other income                 41          103            -           144
       Interest income              18            -           32            50
       Interest expense            586           22            -           608
       Depreciation and
         amortization              668           11            -           679
       Segment profit (loss)      (135)          70          (38)         (103)
       Total assets             36,520        1,132        3,067        40,719
       Capital expenditures        120            -            -           120


                                   7 of 13

                   1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB MARCH 31, 1999

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Segment Information (Continued)

                                Office       Parking
                                Tower        Garage       Other        Total
                             ----------    ---------    ---------    ---------
       1998

       Rental income          $  2,080      $     -       $    -      $  2,080
       Other income                 87          129            -           216
       Interest income              26            -           64            90
       Interest expense            607           23            -           630
       Depreciation and
         amortization              596           11            -           607
       Segment profit (loss)       (47)          95           (5)           43
       Total assets             37,380        1,178         3,385       41,943
       Capital expenditures        185            -             -          185

6.    Legal Proceedings

      Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and The Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No. 16325-NC).

      A limited partner in the Partnership alleged that the allocation of the Preferred Units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended, was incorrect. The Plaintiff alleged that it should have received 188.0526 Preferred Units instead of the 56.2812 Preferred Units plaintiff received. This matter was settled in January 1999 at no cost to the Partnership.

                                 8 of 13

               1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB MARCH 31, 1999


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

        The Registrant's level of liquidity based on cash and cash equivalents increased by $31,000 during the three months ended March 31, 1999, as compared to December 31, 1998. The increase is due to $342,000 of cash provided by operating activities, which was partially offset by $234,000 of cash used in investing activities and $77,000 of cash used in financing activities. Cash from operations increased during the period ended March 31, 1999 primarily as a result of the timing of payments and receipts of various operating activities. Cash used in investing activities consisted of $120,000 of cash used for improvements to real estate, primarily tenant improvements, $110,000 of cash expended on leasing costs and commissions and an increase of $4,000 in restricted cash. Cash used in financing activities consisted of $77,000 of mortgage principal amortization. The Property is approximately 99% leased as of March 31, 1999. At March 31, 1999, the Registrant had approximately $3,740,000 included in cash and cash equivalents which has been invested primarily in money market accounts.

        The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Operating Partnership. The mortgage indebtedness of $25,545,000 is due on September 30, 1999. It is anticipated that the Operating Partnership will be able to refinance this debt prior to maturity. In addition, the Partnership may obtain additional financing which it will use to satisfy, in whole or in part, the preferred return obligation due to the Preferred Unitholders.

                             9 of 13

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1999

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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

        Year 2000 Issue

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

        Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

        To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

                                10 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 1999

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

        Results of Operations

        Operating results, before non-operating income (expenses) for the three months ended March 31, 1999, as compared to the comparable period in 1998, decreased by $128,000 due to an increase in expenses of $162,000, which was partially offset by an increase in revenue of $34,000.

        Expenses increased by $162,000 for the three months ended March 31, 1999, as compared to 1998, primarily due to increases in depreciation and amortization ($72,000), operating expenses ($43,000), repairs and maintenance ($25,000) and payroll and payroll expense reimbursements ($18,000). These increases were partially offset by a decrease in general and administrative expenses ($17,000). Depreciation and amortization expense increased due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity.

        Revenues for the three months ended March 31, 1999, as compared to 1998, increased due to an increase in rental income of $106,000 which was partially offset by a decrease in other income of $72,000. Rental income increased due to an increase in overall occupancy from 96% at March 31, 1998 to approximately 99% at March 31, 1999, and an increase in rental rates. Other income decreased due to the volume of additional billing to tenants associated with the increase in occupancy during the first quarter of 1998.

        Interest income decreased by $40,000 due to the distribution in January 1998 of approximately $4,646,000, which reduced the amount of capital available for investment.

                                 11 of 13

                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-QSB MARCH 31, 1999

                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Equity Resources Pilgrim Limited Partnership v. 1999 Broadway Associates Limited Partnership, Winthrop Financial Associates, Bronco L.L.C. and The Second Guarantor, Delaware Chancery Court, New Castle County (Civil Action No. 16325-NC).

        A limited partner in the Partnership alleged that the allocation of the Preferred Units subject to the oversubscription privilege made by the Partnership pursuant to the October 30, 1997 Proxy Statement and Prospectus, as amended, was incorrect. The Plaintiff alleged that it should have received 188.0526 Preferred Units instead of the 56.2812 Preferred Units plaintiff received. This matter was settled in January 1999 at no cost to the Partnership.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27. Financial Data Schedule, is filed as an Exhibit to this report.

        (b) Reports on Form 8-K:

            No report of Form 8-K was filed during the period.

                              12 of 13

              1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      FORM 10-QSB MARCH 31, 1999

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER

                  BY:   /s/ Michael L. Ashner
                        ---------------------
                        Michael L. Ashner
                        Chief Executive Officer

                  BY:   /s/ Thomas Staples
                        ---------------------
                        Thomas Staples
                        Chief Financial Officer

                  DATED: May 15, 1999

                            13 of 13