Form 10QSB
period 1999-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1999-08-13
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                        Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)

             Delaware                                  04-6613783
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 Five Cambridge Center, Cambridge, MA                     02142
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
                                                   ----------------------------

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



                                     1 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

                                                                      June 30,            December 31,
(In Thousands, Except Unit Data)                                        1999                  1998
                                                              ---------------------    --------------------

Assets

Real estate, at cost:

Land                                                          $              1,700     $             1,700
Buildings and improvements, net of accumulated
   depreciation of $16,885 (1999) and $15,725 (1998)                        31,260                  31,800
                                                              ---------------------    --------------------

                                                                            32,960                  33,500
Other Assets:

Cash and cash equivalents                                                    3,793                   3,788
Restricted cash                                                                475                     467
Other assets                                                                   231                     356
Deferred rent receivable                                                       920                     690
Deferred costs, net of accumulated amortization
   of $1,557 (1999) and $2,504 (1998)                                        2,289                   2,269
                                                              ---------------------    --------------------

         Total assets                                         $             40,668     $            41,070
                                                              =====================    ====================

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                         $             25,466     $            25,622
Accrued interest payable                                                       202                     203
Accounts payable and accrued expenses                                          808                   1,109
Payable to related party                                                       294                     200
Security deposits                                                              130                     135
                                                              ---------------------    --------------------

         Total liabilities                                                  26,900                  27,269
                                                              ---------------------    --------------------

Commitments

Partners' Capital:

Preferred unit holders' capital (460 units outstanding)                     10,196                  10,218
Investor limited partners' capital (460 units outstanding)                   5,082                   5,093
General partner's deficit                                                   (1,510)                 (1,510)
                                                              ---------------------    --------------------

         Total Partners' Capital                                            13,768                  13,801
                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital              $             40,668     $            41,070
                                                              =====================    ====================


                 See notes to consolidated financial statements.


                                     2 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Consolidated Statements of Operations (Unaudited)                   For the Six Months Ended
                                                                June 30,                June 30,
(In Thousands, Except Unit Data)                                  1999                    1998
                                                          ---------------------    --------------------

Revenues:

      Rental                                              $              4,514     $             4,268
      Other                                                                335                     392
                                                          ---------------------    --------------------

         Total revenues                                                  4,849                   4,660
                                                          ---------------------    --------------------

Expenses:

      Real estate taxes                                                    273                     263
      Payroll and payroll expense reimbursements                           325                     303
      Operating expenses                                                   368                     308
      Repairs and maintenance                                              443                     414
      Utilities                                                            464                     457
      Management and other fees                                            327                     297
      General and administrative costs                                      93                     179
      Insurance                                                             54                      54
      Depreciation                                                       1,160                   1,016
      Amortization                                                         262                     277
                                                          ---------------------    --------------------

         Total expenses                                                  3,769                   3,568
                                                          ---------------------    --------------------


Operating income                                                         1,080                   1,092

Non-operating income (expense):
      Interest income                                                      102                     154
      Interest expense                                                  (1,215)                 (1,259)
                                                          ---------------------    --------------------

Net loss                                                  $                (33)    $               (13)
                                                          =====================    ====================

Net loss allocated:

      General Partners                                    $                  -     $                  -

      Preferred Unit Holders                                               (22)                     (9)

      Investor Limited Partners                                            (11)                     (4)
                                                          ---------------------    --------------------

                                                          $                (33)    $               (13)
                                                          =====================    ====================

Net loss allocated per unit:

      Preferred Unit Holders                              $             (47.83)    $            (19.57)
                                                          =====================    ====================

      Investor Limited Partners                           $             (23.91)    $             (8.70)
                                                          =====================    ====================

Distribution Per Investor Limited Partner Unit            $                  -     $         10,000.00
                                                          =====================    ====================

                 See notes to consolidated financial statements.

                                     3 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Consolidated Statements of Operations (Unaudited)                      For the Three Months Ended
                                                                    June 30,                June 30,
(In Thousands, Except Unit Data)                                      1999                    1998
                                                             ---------------------    --------------------

Revenues:

      Rental                                                 $              2,328     $             2,188
      Other                                                                   191                     176
                                                             ---------------------    --------------------

         Total revenues                                                     2,519                   2,364
                                                             ---------------------    --------------------

Expenses:

      Real estate taxes                                                       137                     137
      Payroll and payroll expense reimbursements                              133                     129
      Operating expenses                                                      175                     158
      Repairs and maintenance                                                 212                     208
      Utilities                                                               240                     228
      Management and other fees                                               169                     155
      General and administrative costs                                         58                     127
      Insurance                                                                27                      27
      Depreciation                                                            612                     534
      Amortization                                                            131                     152
                                                             ---------------------    --------------------

         Total expenses                                                     1,894                   1,855
                                                             ---------------------    --------------------


Operating income                                                              625                     509

Non-operating income (expense):
      Interest income                                                          52                      64
      Interest expense                                                       (607)                   (629)
                                                             ---------------------    --------------------

Net income (loss)                                            $                 70     $               (56)
                                                             =====================    ====================

Net income (loss) allocated:

      General Partners                                       $                  -     $                (1)

      Preferred Unit Holders                                                   70                     (37)

      Investor Limited Partners                                                 -                     (18)
                                                             ---------------------    --------------------

                                                             $                 70     $               (56)
                                                             =====================    ====================

Net income (loss) allocated per unit:

      Preferred Unit Holders                                 $             152.17     $            (80.43)
                                                             =====================    ====================

      Investor Limited Partners                              $                  -     $            (39.13)
                                                             =====================    ====================



                 See notes to consolidated financial statements.

                                     4 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Consolidated Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                             Preferred
                              Units of         Units of        Preferred         Investor
                              Limited          Limited            Unit           Limited           General
                            Partnership      Partnership        Holders'        Partners'         Partner's
                              Interest         Interest         Capital          Capital          (Deficit)          Total
                           ---------------  ---------------  ---------------  ---------------  ----------------  --------------

Balance - January 1, 1999             460              460   $       10,218   $        5,093   $        (1,510)  $      13,801

Net loss                                -                -              (22)             (11)                -             (33)
                           ---------------  ---------------  ---------------  ---------------  ----------------  --------------

Balance - June 30, 1999               460              460   $       10,196   $        5,082   $        (1,510)  $      13,768
                           ===============  ===============  ===============  ===============  ================  ==============







                 See notes to consolidated financial statements.

                                     5 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Consolidated Statements of Cash Flows (Unaudited)


(In Thousands)                                                              For the Six Months Ended
                                                                          June 30,              June 30,
                                                                            1999                  1998
                                                                  ---------------------    --------------------
Cash Flows from Operating Activities:

Net loss                                                          $                (33)    $               (13)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
      Depreciation and amortization                                              1,423                   1,324
      Deferred rent receivable                                                    (230)                   (299)

      Changes in assets and liabilities:
         Other assets                                                              125                    (113)
         Accrued interest payable                                                   (1)                     (3)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                 (212)                 (2,440)
                                                                  ---------------------    --------------------


Net cash provided by (used in) operating activities                              1,072                  (1,544)
                                                                  ---------------------    --------------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                     (620)                   (777)
      (Increase) decrease in restricted cash                                        (8)                     54
      Deferred lease costs                                                        (194)                   (294)
                                                                  ---------------------    --------------------

Net cash used in investing activities                                             (822)                 (1,017)
                                                                  ---------------------    --------------------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                                         (156)                   (142)
      Distributions to partners                                                      -                  (4,646)
      Deferred loan costs                                                          (89)                      -
                                                                  ---------------------    --------------------


Cash used in financing activities                                                 (245)                 (4,788)
                                                                  ---------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                 5                  (7,349)

Cash and cash equivalents, beginning of period                                   3,788                  11,116
                                                                  ---------------------    --------------------

Cash and cash equivalents, end of period                          $              3,793     $             3,767
                                                                  =====================    ====================


Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                      $              1,215     $             1,231
                                                                  =====================    ====================



                 See notes to consolidated financial statements.

                                     6 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

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

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

         The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the Managing General Partner of Investor Partnership, (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 1999 and 1998, management fees of $237,000 and $213,000, respectively, were incurred. In accordance with the plan of reorganization, beginning in 1996, property management fee payments were reduced to 4% of cash receipts as long as the mortgage note is outstanding. Management fees of $190,000 and $170,000 have been paid or accrued for the period ended June 30, 1999 and 1998, respectively.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $179,000 per annum. Fees of $90,000 and $84,000, were paid or accrued during the periods ended June 30, 1999 and 1998, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $42,000 and $35,000 were incurred during the six months ended June 30, 1999 and 1998, respectively, and have been capitalized to the cost of buildings and improvements.


                                     7 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

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

         Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                    Office            Parking
                                                    Tower              Garage              Other              Total
                                               -----------------  -----------------   -----------------  -----------------

            1999

            Rental income                      $          4,514   $              -    $              -   $          4,514
            Other income                                    112                223                   -                335
            Interest income                                  37                  -                  65                102
            Interest expense                              1,171                 44                   -              1,215
            Depreciation and amortization                 1,400                 23                   -              1,423
            Segment profit (loss)                         (126)                156                (63)               (33)
            Total assets                                 36,525              1,120               3,023             40,668
            Capital expenditures                            620                  -                   -                620


                                     8 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Segment Information (Continued)

                                                   Office            Parking
                                                   Tower              Garage              Other              Total
                                              -----------------  -----------------   -----------------  -----------------

            1998

            Rental income                     $          4,268   $              -    $              -   $          4,268
            Other income                                   180                212                   -                392
            Interest income                                 50                  -                 104                154
            Interest expense                             1,214                 45                   -              1,259
            Depreciation and amortization                1,301                 23                   -              1,324
            Segment profit (loss)                         (70)                144                (87)               (13)
            Total assets                                36,936              1,166               3,181             41,283
            Capital expenditures                           777                  -                   -                777




                                     9 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999


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

              The Registrant's level of liquidity based on cash and cash equivalents increased by $5,000 during the six months ended June 30, 1999, as compared to December 31, 1998. The increase is due to $1,072,000 of cash provided by operating activities, which was significantly offset by $822,000 of cash used in investing activities and $245,000 of cash used in financing activities. Cash from operations increased during the period ended June 30, 1999 primarily as a result of the timing of payments and receipts of various operating activities. Cash used in investing activities consisted of $620,000 of cash used for improvements to real estate, primarily tenant improvements, $194,000 of cash expended on leasing costs and commissions and an increase of $8,000 in restricted cash. Cash used in financing activities consisted of $156,000 of mortgage principal amortization and $89,000 in deferred loan costs. The Property is approximately 98% leased as of June 30, 1999. At June 30, 1999, the Registrant had approximately $3,621,000 included in cash and cash equivalents which has been invested primarily in money market accounts.

              The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Operating Partnership. The mortgage indebtedness of $25,466,000 is due on September 30, 1999. The Operating Partnership is currently negotiating for the replacement of the existing indebtedness. It is anticipated that the Operating Partnership will be able to refinance this debt prior to maturity. In addition, the Partnership may obtain additional financing which it will use to satisfy, in whole or in part, the preferred return obligation due to the Preferred Unitholders.


                                    10 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

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

                                    11 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Item 2.       Management's Discussion and Analysis or Plan of Operation
              (Continued)

              Results of Operations

              Operating results, before non-operating income (expense) for the six months ended June 30, 1999, as compared to the comparable period in 1998, decreased by $12,000 due to an increase in expenses of $201,000, which was significantly offset by an increase in revenue of $189,000. Operating results, before non-operating income (expense) for the three months ended June 30, 1999, as compared to 1998, improved by $116,000.

              Expenses increased by $201,000 for the six months ended June 30, 1999, as compared to 1998, primarily due to increases in depreciation ($144,000), operating expenses ($60,000), management and other fees ($30,000), repairs and maintenance ($29,000) and payroll and payroll expense reimbursements ($22,000). These increases were partially offset by a decrease in general and administrative expenses ($86,000). Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity.

              Revenues for the six months ended June 30, 1999, as compared to 1998, increased due to an increase in rental income of $246,000 which was partially offset by a decrease in other income of $57,000. Rental income increased due to an increase in overall occupancy from 89% at January 1, 1998 and 96% at June 30, 1998, to approximately 98% at June 30, 1999, and an increase in rental rates.

              Interest income decreased by $52,000 due to the distribution in January 1998 of approximately $4,646,000, which reduced the amount of capital available for investment. Interest expense decreased by $44,000 primarily due to the amortization of the mortgage principal. All other income and expense items remained relatively constant.







                                    12 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

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

                            FORM 10-QSB JUNE 30, 1999


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

                     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                     BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                     BY:   /s/ Michael L. Ashner
                           -----------------------
                           Michael L. Ashner
                           Chief Executive Officer

                     BY:   /s/ Thomas Staples
                           -----------------------
                           Thomas Staples
                           Chief Financial Officer




                     DATED: August 13, 1999






                                    14 of 14