Form 10QSB
period 1999-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 1999-11-12
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273
                                                -------

                  1999 Broadway Associates Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   04-6613783
--------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                      02142
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                                     1 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        1999                1998
                                                                    -------------        ------------
Assets

Real estate, at cost:

Land                                                                  $  1,700             $  1,700
Buildings and improvements, net of accumulated
   depreciation of $17,496 (1999) and $15,725 (1998)                    30,902               31,800
                                                                      --------             --------

                                                                        32,602               33,500
Other Assets:

Cash and cash equivalents                                               13,035                3,788
Restricted cash                                                          2,629                  467
Other assets                                                               289                  356
Deferred rent receivable                                                 1,147                  690
Deferred costs, net of accumulated amortization
   of $1,689 (1999) and $2,504 (1998)                                    2,792                2,269
                                                                      --------             --------

         Total assets                                                 $ 52,494             $ 41,070
                                                                      ========             ========

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                 $ 37,000             $ 25,622
Accrued interest payable                                                    72                  203
Accounts payable and accrued expenses                                      829                1,109
Payable to related party                                                   464                  200
Security deposits                                                          127                  135
                                                                      --------             --------

         Total liabilities                                              38,492               27,269
                                                                      --------             --------

Commitments

Partners' Capital:

Preferred unit holders' capital (460 units outstanding)                 10,419               10,218
Investor limited partners' capital (460 units outstanding)               5,093                5,093
General partner's deficit                                               (1,510)              (1,510)
                                                                      --------             --------

         Total Partners' Capital                                        14,002               13,801
                                                                      --------             --------

         Total Liabilities and Partners' Capital                      $ 52,494             $ 41,070
                                                                      ========             ========

                 See notes to consolidated financial statements.

                                     2 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1999


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                              FOR THE NINE MONTHS ENDED
                                                          ---------------------------------
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                              1999                1998
                                                          -------------       -------------
Revenues:

      Rental                                                $ 6,957             $ 6,414
      Other                                                     523                 577
                                                            -------             -------

         Total revenues                                       7,480               6,991
                                                            -------             -------

Expenses:

      Real estate taxes                                         407                 397
      Payroll and payroll expense reimbursements                486                 442
      Operating expenses                                        524                 469
      Repairs and maintenance                                   628                 623
      Utilities                                                 698                 705
      Management and other fees                                 490                 456
      General and administrative costs                          128                 255
      Insurance                                                  82                  81
      Depreciation                                            1,771               1,561
      Amortization                                              394                 422
                                                            -------             -------

         Total expenses                                       5,608               5,411
                                                            -------             -------


Operating income                                              1,872               1,580

Non-operating income (expense):
      Interest income                                           168                 212
      Interest expense                                       (1,839)             (1,886)
                                                            -------             -------

Net income (loss)                                           $   201             $   (94)
                                                            =======             =======

Net income (loss) allocated:

      General Partners                                      $  --               $    (1)

      Preferred Unit Holders                                    201                 (62)

      Investor Limited Partners                                --                   (31)
                                                            -------             -------

                                                            $   201             $   (94)
                                                            =======             =======

Net income (loss) allocated per unit:

      Preferred Unit Holders                                $436.96             $(134.78)
                                                            =======             =======

      Investor Limited Partners                             $  --               $(67.39)
                                                            =======             =======

                 See notes to consolidated financial statements.

                                     3 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1999


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                              FOR THE THREE MONTHS ENDED
                                                          ---------------------------------
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                              1999                1998
                                                          -------------       -------------
Revenues:

      Rental                                                $ 2,443             $ 2,146
      Other                                                     188                 185
                                                            -------             -------

         Total revenues                                       2,631               2,331
                                                            -------             -------

Expenses:

      Real estate taxes                                         134                 134
      Payroll and payroll expense reimbursements                161                 139
      Operating expenses                                        156                 161
      Repairs and maintenance                                   185                 209
      Utilities                                                 234                 248
      Management and other fees                                 163                 159
      General and administrative costs                           35                  76
      Insurance                                                  28                  27
      Depreciation                                              611                 545
      Amortization                                              132                 145
                                                            -------             -------

         Total expenses                                       1,839               1,843
                                                            -------             -------


Operating income                                                792                 488

Non-operating income (expense):
      Interest income                                            66                  58
      Interest expense                                         (624)               (627)
                                                            -------             -------

Net income (loss)                                           $   234             $   (81)
                                                            =======             =======

Net income (loss) allocated:

      General Partners                                      $  --               $    (1)

      Preferred Unit Holders                                    234                 (53)

      Investor Limited Partners                                --                   (27)
                                                            -------             -------

                                                            $   234             $   (81)
                                                            =======             =======

Net income (loss) allocated per unit:

      Preferred Unit Holders                                $508.70             $(115.22)
                                                            =======             =======

      Investor Limited Partners                             $  --               $(58.70)
                                                            =======             =======

                 See notes to consolidated financial statements.

                                     4 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1999


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    PREFERRED
                                     UNITS OF        UNITS OF       PREFERRED       INVESTOR
                                     LIMITED         LIMITED           UNIT         LIMITED          GENERAL
                                   PARTNERSHIP     PARTNERSHIP       HOLDERS'      PARTNERS'        PARTNER'S
                                     INTEREST        INTEREST        CAPITAL        CAPITAL         (DEFICIT)         TOTAL
                                   -----------     -----------      ---------      ----------       ----------        -----
Balance - January 1, 1999                460             460         $10,218         $ 5,093         $(1,510)         $13,801

Net income                              --              --               201            --              --                201
                                     -------         -------         -------         -------         -------          -------

Balance - September 30, 1999             460             460         $10,419         $ 5,093         $(1,510)         $14,002
                                     =======         =======         =======         =======         =======          =======

                See notes to consolidated financial statements.

                                     5 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1999


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                    FOR THE NINE MONTHS ENDED
                                                                ---------------------------------
                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                    1999                1998
                                                                -------------       -------------
Cash Flows from Operating Activities:

Net income (loss)                                                 $    201             $    (94)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                                  2,166                2,030
      Deferred rent receivable                                        (457)                (368)

      Changes in assets and liabilities:
         Other assets                                                   67                   93
         Accrued interest payable                                     (131)                  (1)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                      (24)              (2,186)
                                                                  --------             --------


Net cash provided by (used in) operating activities                  1,822                 (526)
                                                                  --------             --------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                         (873)              (1,700)
      (Increase) decrease in restricted cash                        (2,162)                 206
      Deferred lease costs                                            (224)                (391)
                                                                  --------             --------

Net cash used in investing activities                               (3,259)              (1,885)
                                                                  --------             --------

Cash Flows from Financing Activities:

      Satisfaction of mortgage loan                                (25,413)                --
      Proceeds of mortgage loan                                     37,000                 --
      Principal payments on mortgage loan                             (209)                (216)
      Distributions to partners                                       --                 (4,646)
      Deferred loan costs                                             (694)                --
                                                                  --------             --------

Net cash provided by (used in) financing activities                 10,684               (4,862)
                                                                  --------             --------

Net increase (decrease) in cash and cash equivalents                 9,247               (7,273)

Cash and cash equivalents, beginning of period                       3,788               11,116
                                                                  --------             --------

Cash and cash equivalents, end of period                          $ 13,035             $  3,843
                                                                  ========             ========


Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                      $  1,969             $  1,840
                                                                  ========             ========


                 See notes to consolidated financial statements.

                                     6 of 14

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1999

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

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership, (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

     a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 1999 and 1998, management fees of $356,000 and $329,000, respectively, were incurred.

     b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $179,000 per annum. Fees of $134,000 and $127,000 were paid or accrued during the periods ended September 30, 1999 and 1998, respectively.

     c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $42,000 and $44,000 were incurred during the nine months ended September 30, 1999 and 1998, respectively, and have been capitalized to the cost of buildings and improvements.

                                     7 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Related Party Transactions (Continued)

     d. In accordance with the partnership agreement then in effect, the General Partner is entitled to receive 1% of aggregate cash distributions. In January 1998, the General Partner received a distribution of $46,000.

     e. In October 1999, in accordance with the Partnership's Second Amended and Restated Partnership Agreement ("Agreement"), the Preferred Unitholders who are also affiliates of the General Partner, received $6,158,000 of the $10,695,000 in cash distributions from the proceeds received from the mortgage refinancing (see Note 5).

     f. For services rendered in obtaining the new mortgage loan, an affiliate of the General Partner earned $185,000, which has been capitalized as a deferred cost.

3.   Allocation of Income and Cash Distributions

     In accordance with the Agreement, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners.

4.   Distributions

     In January 1998, the Partnership distributed $4,600,000 ($10,000 per unit) to investor limited partners and $46,000 to the General Partner.

     In October 1999, the Partnership distributed $10,695,000 ($23,250 per unit) to Preferred Unitholders from the proceeds received from the mortgage refinancing.

                                     8 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Mortgage Refinancing

     On September 23, 1999 the Partnership refinanced its existing mortgage. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage requires monthly payments of interest only and bears interest at 325 basis points over 30-day LIBOR (8.81% at September 30, 1999). The mortgage matures on September 20, 2002 at which time the principal and all unpaid interest is due. In connection with the refinancing, the Partnership was required to establish a reserve for tenant improvements of $2,500,000 and a security deposit reserve of $128,000. The reserves are included in restricted cash in the accompanying consolidated balance sheet at September 30, 1999.

6.   Segment Information

     The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

     Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.


                                            Office            Parking
                                             Tower             Garage               Other              Total
                                            ------            -------              ------             -------
     1999

     Rental income                         $ 6,957             $    -              $    -             $ 6,957
     Other income                              189                334                   -                 523
     Interest income                            68                  -                 100                 168
     Interest expense                        1,775                 64                   -               1,839
     Depreciation and amortization           2,131                 34                   -               2,165
     Segment profit (loss)                      47                236                (82)                 201
     Total assets                           48,378              1,110               3,006              52,494
     Capital expenditures                      873                  -                   -                 873

     1998

     Rental income                         $ 6,414             $    -              $    -             $ 6,414
     Other income                              261                316                   -                 577
     Interest income                            68                  -                 144                 212
     Interest expense                        1,818                 68                   -               1,886
     Depreciation and amortization           1,949                 34                   -               1,983
     Segment profit (loss)                    (116)               214                (192)                (94)
     Total assets                           37,107              1,155               3,122              41,384
     Capital expenditures                    1,700                  -                   -               1,700


                                     9 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1999

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

          The Registrant's level of liquidity based on cash and cash equivalents increased by $9,247,000 during the nine months ended September 30, 1999, as compared to December 31, 1998. The increase is due to $1,822,000 of cash provided by operating activities and $10,684,000 of cash provided by financing activities, which was partially offset by $3,259,000 of cash used in investing activities. Cash from operations increased during the period ended September 30, 1999 primarily as a result of the timing of payments and receipts of various operating activities. Cash provided by financing activities consisted of $37,000,000 of proceeds received from the mortgage loan refinancing, which was partially offset by $25,413,000 of cash used in the satisfaction of the previous mortgage loan, $209,000 of mortgage principal amortization and $694,000 in deferred loan costs. Cash used in investing activities consisted of $873,000 of cash used for improvements to real estate, primarily tenant improvements, $224,000 of cash expended on leasing costs and commissions and an increase of $2,162,000 in restricted cash. The Property is approximately 99% leased as of September 30, 1999. At September 30, 1999, the Registrant's cash and cash equivalents has been invested primarily in money market accounts.

          The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Operating Partnership. The Operating Partnership refinanced its mortgage on September 23, 1999. The new mortgage indebtedness of $37,000,000 matures on September 20, 2002. As a result of the refinancing, the Partnership distributed $10,695,000 to the Preferred Unitholders in October 1999 in satisfaction of a portion of the Preferred Unitholders priority return.

                                    10 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Liquidity and Capital Resources (Continued)

          At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners and preferred unit holders is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 2002, the maturity date of the mortgage, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to refinance or restructure the first mortgage loan or sell the Property.

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

                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Results of Operations

          Operating results, before non-operating income (expense) for the nine months ended September 30, 1999, as compared to 1998, increased by $292,000 due to an increase in revenue of $489,000, which was partially offset by an increase in expenses of $197,000. Operating results, before non-operating income (expense) for the three months ended September 30, 1999, as compared to 1998, improved by $304,000.

          Revenues for the nine months ended September 30, 1999, as compared to 1998, increased due to an increase in rental income of $543,000, which was partially offset by a decrease in other income of $54,000. Rental income increased due to an increase in overall occupancy from 89% at January 1, 1998 and 98% at September 30, 1998, to approximately 99% at September 30, 1999, and an increase in rental rates.

          Expenses increased by $197,000 for the nine months ended September 30, 1999, as compared to 1998, primarily due to increases in depreciation ($210,000), operating expenses ($55,000), payroll and payroll expense reimbursements ($44,000) and management and other fees ($34,000). These increases were partially offset by a decrease in general and administrative expenses ($127,000). Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity.

          Interest income decreased by $44,000 due to the distribution in January 1998 of approximately $4,646,000, which reduced the amount of capital available for investment. Interest expense decreased by $47,000 primarily due to the amortization of the mortgage principal prior to refinancing on September 23, 1999. All other income and expense items, including the garage operation, remained relatively constant.

                                    12 of 14

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1999

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

                         FORM 10-QSB SEPTEMBER 30, 1999


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


                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                    BY:   /s/ Michael L. Ashner
                          -----------------------
                          Michael L. Ashner
                          Chief Executive Officer

                    BY:   /s/ Thomas Staples
                          -----------------------
                          Thomas Staples
                          Chief Financial Officer




                                    DATED: November 15, 1999

                                    14 of 14