Form 10QSB
period 2000-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2000-05-15
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        04-6613783
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Five Cambridge Center, Cambridge, MA                       02142
----------------------------------------    ------------------------------------
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





                                     1 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

                                                                                       March 31,              December 31,
(In Thousands, Except Unit Data)                                                          2000                    1999
                                                                                  ---------------------    --------------------
Assets

Real estate, at cost:

Land                                                                              $              1,700     $             1,700
Buildings and improvements, net of accumulated
   depreciation of $18,768 (2000) and $18,159 (1999)                                            30,206                  30,800
                                                                                  ---------------------    --------------------

                                                                                                31,906                  32,500
Other Assets:

Cash and cash equivalents                                                                        3,429                   3,194
Restricted cash                                                                                  2,553                   2,528
Other assets                                                                                       274                     284
Deferred rent receivable                                                                         1,207                   1,152
Deferred costs, net of accumulated amortization
   of $2,072 (2000) and $1,902 (1999)                                                            2,514                   2,575
                                                                                  ---------------------    --------------------

         Total assets                                                             $             41,883     $            42,233
                                                                                  =====================    ====================

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                             $             37,000     $            37,000
Accrued interest payable                                                                           301                     287
Accounts payable and accrued expenses                                                            1,519                   1,737
Payable to related party                                                                           268                     285
Security deposits                                                                                  128                     128
                                                                                  ---------------------    --------------------

         Total liabilities                                                                      39,216                  39,437
                                                                                  ---------------------    --------------------


Partners' Capital:

Preferred unit holders' deficit (460 units outstanding)                                           (626)                   (626)
Investor limited partners' capital (460 units outstanding)                                       4,816                   4,944
General partner's deficit                                                                       (1,523)                 (1,522)
                                                                                  ---------------------    --------------------

         Total Partners' Capital                                                                 2,667                   2,796
                                                                                  ---------------------    --------------------

         Total Liabilities and Partners' Capital                                  $             41,883     $            42,233
                                                                                  =====================    ====================



                 See notes to consolidated financial statements.

                                     2 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000



Consolidated Statements of Operations (Unaudited)                                          For the Three Months Ended
                                                                                         March 31,              March 31,
(In Thousands, Except Unit Data)                                                           2000                   1999
                                                                                  ---------------------    --------------------
Revenues:

      Rental                                                                      $              2,409     $             2,186
      Other                                                                                        185                     144
                                                                                  ---------------------    --------------------

         Total revenues                                                                          2,594                   2,330
                                                                                  ---------------------    --------------------

Expenses:

      Real estate taxes                                                                            196                     136
      Payroll and payroll expense reimbursements                                                   121                     192
      Operating expenses                                                                           160                     193
      Repairs and maintenance                                                                      211                     231
      Utilities                                                                                    215                     224
      Management and other fees                                                                    174                     158
      General and administrative costs                                                              22                      35
      Insurance                                                                                     22                      27
      Depreciation                                                                                 609                     548
      Amortization                                                                                 111                     131
                                                                                  ---------------------    --------------------

         Total expenses                                                                          1,841                   1,875
                                                                                  ---------------------    --------------------


Operating income                                                                                   753                     455

Non-operating income (expense):
      Interest income                                                                               59                      50
      Interest expense                                                                            (941)                   (608)
                                                                                  ---------------------    --------------------

Net loss                                                                          $               (129)    $              (103)
                                                                                  =====================    ====================

Net loss allocated:

      General Partners                                                            $                 (1)    $                (1)

      Preferred Unit Holders                                                                         -                     (68)

      Investor Limited Partners                                                                   (128)                    (34)
                                                                                  ---------------------    --------------------

                                                                                  $               (129)    $              (103)
                                                                                  =====================    ====================

Net loss allocated per unit:

      Preferred Unit Holders                                                      $                  -     $           (147.83)
                                                                                  =====================    ====================

      Investor Limited Partners                                                   $            (278.26)    $            (73.91)
                                                                                  =====================    ====================


                 See notes to consolidated financial statements.

                                     3 of 12

            1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                    FORM 10-QSB MARCH 31, 2000

Consolidated Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                               Preferred
                                Units of         Units of       Preferred     Investor
                                Limited          Limited           Unit        Limited        General
                              Partnership      Partnership       Holders'     Partners'       Partner's
                                Interest         Interest        Deficit       Capital         Deficit            Total
                            --------------   ---------------   -----------   -----------   ----------------   -------------
Balance - January 1, 2000              460               460   $     (626)   $     4,944   $        (1,522)   $       2,796

Net loss                                 -                 -            -          (128)                (1)            (129)
                            ---------------  ---------------   -----------   -----------   ----------------   --------------
Balance - March 31, 2000               460               460   $     (626)   $     4,816   $        (1,523)   $       2,667
                            ===============  ===============   ===========   ===========   ================   ==============




                See notes to consolidated financial statements.

                                     4 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                                             For the Three Months Ended
                                                                                         March 31,              March 31,
                                                                                           2000                     1999
                                                                                  ---------------------    --------------------
Cash Flows from Operating Activities:

Net loss                                                                          $               (129)    $              (103)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
      Depreciation and amortization                                                                779                     679
      Deferred rent receivable                                                                     (55)                    (70)
      Changes in assets and liabilities:
         Other assets                                                                               10                       7
         Accrued interest payable                                                                   14                      (1)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                                 (235)                   (170)
                                                                                  ---------------------    --------------------

Net cash provided by operating activities                                                          384                     342
                                                                                  ---------------------    --------------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                                      (15)                   (120)
      Restricted cash                                                                              (25)                     (4)
      Deferred costs                                                                              (109)                   (110)
                                                                                  ---------------------    --------------------

Cash used in investing activities                                                                 (149)                   (234)
                                                                                  ---------------------    --------------------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                                                            -                     (77)
                                                                                  ---------------------    --------------------

Cash used in financing activities                                                                    -                     (77)
                                                                                  ---------------------    --------------------

Net Increase in Cash and Cash Equivalents                                                          235                      31

Cash and Cash Equivalents, Beginning of Period                                                   3,194                   3,788
                                                                                  ---------------------    --------------------

Cash and Cash Equivalents, End of Period                                          $              3,429     $             3,819
                                                                                  =====================    ====================

Supplemental Disclosure of Cash Flow Information:

      Cash Paid For Interest                                                      $                869     $               609
                                                                                  =====================    ====================



                 See notes to consolidated financial statements.

                                     5 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnership". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Operating Partnership pays to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 2000 and 1999, management fees of approximately $126,000 and $113,000, respectively, were incurred.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $190,000 per annum. Fees of approximately $48,000 and $45,000 were paid or accrued during the periods ended March 31, 2000 and 1999, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of approximately $6,000 and $7,000 were incurred during the three months ended March 31, 2000 and 1999, respectively, and have been capitalized to the cost of buildings and improvements.

                                     6 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Allocation of Income and Cash Distributions

         In accordance with the Second Amended and Restated Partnership Agreement (the "Agreement"), losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding. Gain from the disposition of the Partnership's property is allocated in accordance with the Agreement. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 (per Preferred Unit) or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners.

4.       Segment Information

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.


                                                          Office            Parking
                                                          Tower              Garage              Other              Total
                                                     -----------------  -----------------   -----------------  -----------------
            2000
            ----

            Rental income                            $          2,409   $              -    $              -   $          2,409
            Other income                                           71                114                   -                185
            Interest income                                        43                  -                  16                 59
            Interest expense                                      908                 33                   -                941
            Depreciation and amortization                         709                 11                   -                720
            Segment profit (loss)                               (124)                 70                (75)              (129)
            Total assets                                       39,555              1,087               1,241             41,883
            Capital expenditures                                   15                  -                   -                 15



                                     7 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Segment Information (Continued)

                                                           Office            Parking
                                                           Tower              Garage              Other              Total
                                                     -----------------  -----------------   -----------------  -----------------
            1999
            ----

            Rental income                            $          2,186   $              -    $              -   $          2,186
            Other income                                           41                103                   -                144
            Interest income                                        18                  -                  32                 50
            Interest expense                                      586                 22                   -                608
            Depreciation and amortization                         668                 11                   -                679
            Segment profit (loss)                                (135)                70                 (38)              (103)
            Total assets                                       36,520              1,132               3,067             40,719
            Capital expenditures                                  120                  -                   -                120



5.       Subsequent Event

         In April 2000, the Partnership distributed $1,500,000 ($3,260.87 per unit) of cash from operations to the Preferred Unitholders.

                                     8 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

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

              The Registrant's level of liquidity based on cash and cash equivalents increased by $235,000 during the three months ended March 31, 2000, as compared to December 31, 1999. The increase is due to $384,000 of net cash provided by operating activities which was partially offset by $149,000 of cash used in investing activities. Cash used in investing activities consisted of $109,000 of cash expended on leasing costs and commissions, an increase of $25,000 in restricted cash and $15,000 of cash used for improvements to real estate, primarily tenant improvements. The Property is approximately 98% leased as of March 31, 2000. At March 31, 2000, the Registrant's cash and cash equivalents has been invested primarily in money market accounts.

              At March 31, 2000, one tenant occupied, under several leases, approximately 137,000 square feet. The leases representing approximately 103,000 square feet of this space expired on March 31, 2000 and were not renewed. The Partnership is currently showing this space to various potential tenants. As of April 30, 2000, occupancy is approximately 82%.

                                     9 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

Item 2.       Management's Discussion and Analysis or Plan of Operation
              (Continued)

              Liquidity and Capital Resources (Continued)

              The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Operating Partnership. As a result of a refinancing in 1999, the Partnership distributed $10,695,000 to the Preferred Unitholders in October 1999 in satisfaction of a portion of the Preferred Unitholders priority return. The mortgage indebtedness of $37,000,000 matures on September 20, 2002. It is anticipated that the Operating Partnership will be able to replace its maturing debt obligation or, if such financing is not available, market the Property for sale.

              In April 2000, the Partnership distributed $1,500,000 ($3,260.87 per unit) of cash from operations to the Preferred Unitholders.

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

              Results of Operations

              Operating results, before non-operating income (expense), improved by $298,000 for the three months ended March 31, 2000, as compared to 1999, due to an increase in revenue of $264,000 and a decrease in expenses of $34,000.

              Revenues for the three months ended March 31, 2000, as compared to 1999, increased due to an increase in rental income of $223,000 and an increase in other income of $41,000. Rental income increased primarily due to increases in rental rates.

              Expenses decreased by $34,000 for the three months ended March 31, 2000, as compared to 1999, primarily due to decreases in payroll and payroll expense reimbursements ($71,000), operating expenses ($33,000), amortization expense ($20,000) and repairs and maintenance ($20,000). These decreases were partially offset by increases in depreciation ($61,000) and real estate taxes ($60,000). Payroll and payroll expense reimbursements decreased primarily as a result of the reduction of administrative personnel. Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity in the previous two years. Real estate taxes increased as a result of an increase in the assessed value of the Property.

              Interest expense increased by $333,000 due to an increase in the outstanding balance of the loan in connection with the refinancing in September 1999. All other income and expense items, including the garage operation, remained relatively constant.

                                    10 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2000

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

                           FORM 10-QSB MARCH 31, 2000

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                            MANAGING GENERAL PARTNER


                        BY: /s/ Michael L. Ashner
                            ------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                        BY: /s/ Thomas Staples
                            ------------------------
                            Thomas Staples
                            Chief Financial Officer

                        DATED: May 15, 2000


                                    12 of 12