Form 10QSB
period 2000-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2000-08-14
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

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

                                     1 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                         JUNE 30,              DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                           2000                    1999
                                                                                   ---------------------   ---------------------
Assets

Real estate, at cost:

Land                                                                               $              1,700    $              1,700
Buildings and improvements, net of accumulated
   depreciation of $19,411 (2000) and $18,159 (1999)                                             29,761                  30,800
                                                                                   ---------------------   ---------------------

                                                                                                 31,461                  32,500
Other Assets:

Cash and cash equivalents                                                                         1,545                   3,194
Restricted cash                                                                                   2,580                   2,528
Other assets                                                                                        298                     284
Deferred rent receivable                                                                          1,260                   1,152
Deferred costs, net of accumulated amortization
   of $2,252 (2000) and $1,902(1999)                                                              2,402                   2,575
                                                                                   ---------------------   ---------------------

         Total assets                                                              $             39,546     $            42,233
                                                                                   =====================   =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                              $             37,000    $             37,000
Accrued interest payable                                                                            293                     287
Accounts payable and accrued expenses                                                               780                   1,737
Payable to related party                                                                            271                     285
Security deposits                                                                                   128                     128
                                                                                   ---------------------   ---------------------

         Total liabilities                                                                       38,472                  39,437
                                                                                   ---------------------   ---------------------


Partners' Capital:

Preferred unitholders' deficit (460 units outstanding)                                           (2,126)                   (626)
Investor limited partners' capital (460 units outstanding)                                        4,725                   4,944
General partner's deficit                                                                        (1,525)                 (1,522)
                                                                                   ---------------------   ---------------------

         Total Partners' Capital                                                                  1,074                   2,796
                                                                                   ---------------------   ---------------------

         Total Liabilities and Partners' Capital                                   $             39,546     $            42,233
                                                                                   =====================   =====================



                 See notes to consolidated financial statements.

                                     2 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                          FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,                JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                          2000                    1999
                                                                                   ---------------------   ---------------------
Revenues:

      Rental                                                                       $              4,889    $              4,514
      Other                                                                                         426                     335
                                                                                   ---------------------   ---------------------

         Total revenues                                                                           5,315                   4,849
                                                                                   ---------------------   ---------------------

Expenses:

      Real estate taxes                                                                             371                     273
      Payroll and payroll expense reimbursements                                                    272                     325
      Operating expenses                                                                            298                     368
      Repairs and maintenance                                                                       448                     443
      Utilities                                                                                     423                     464
      Management and other fees                                                                     353                     327
      General and administrative costs                                                               60                      93
      Insurance                                                                                      53                      54
      Depreciation                                                                                1,252                   1,160
      Amortization                                                                                  234                     262
                                                                                   ---------------------   ---------------------

         Total expenses                                                                           3,764                   3,769
                                                                                   ---------------------   ---------------------


Operating income                                                                                  1,551                   1,080

Non-operating income (expense):
      Interest income                                                                               114                     102
      Interest expense                                                                           (1,886)                 (1,215)
                                                                                   ---------------------   ---------------------

Net loss                                                                           $               (221)    $               (33)
                                                                                   =====================   =====================

Net loss allocated:

      General Partners                                                             $                 (2)    $                  -

      Preferred Unitholders                                                                           -                     (22)

      Investor Limited Partners                                                                    (219)                    (11)
                                                                                   ---------------------   ---------------------

                                                                                   $               (221)    $               (33)
                                                                                   =====================   =====================

Net loss allocated per unit:

      Preferred Unitholders                                                        $                  -     $            (47.83)
                                                                                   =====================   =====================

      Investor Limited Partners                                                    $            (476.09)    $            (23.91)
                                                                                   =====================   =====================

Distribution Per Preferred Unitholder                                              $           3,260.87     $                 -
                                                                                   =====================   =====================

                 See notes to consolidated financial statements.

                                     3 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                           FOR THE THREE MONTHS ENDED
                                                                                         JUNE 30,                JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                           2000                    1999
                                                                                   ---------------------   ---------------------
Revenues:

      Rental                                                                       $              2,480    $              2,328
      Other                                                                                         241                     191
                                                                                   ---------------------   ---------------------

         Total revenues                                                                           2,721                   2,519
                                                                                   ---------------------   ---------------------

Expenses:

      Real estate taxes                                                                             175                     137
      Payroll and payroll expense reimbursements                                                    151                     133
      Operating expenses                                                                            138                     175
      Repairs and maintenance                                                                       237                     212
      Utilities                                                                                     208                     240
      Management and other fees                                                                     179                     169
      General and administrative costs                                                               38                      58
      Insurance                                                                                      31                      27
      Depreciation                                                                                  643                     612
      Amortization                                                                                  123                     131
                                                                                   ---------------------   ---------------------

         Total expenses                                                                           1,923                   1,894
                                                                                   ---------------------   ---------------------


Operating income                                                                                    798                     625

Non-operating income (expense):
      Interest income                                                                                55                      52
      Interest expense                                                                             (945)                   (607)
                                                                                   ---------------------   ---------------------

Net (loss) income                                                                  $                (92)    $                70
                                                                                   =====================   =====================

Net (loss) income  allocated:

      General Partners                                                             $                 (1)    $                 -

      Preferred Unitholders                                                                           -                      70

      Investor Limited Partners                                                                     (91)                      -
                                                                                   ---------------------   ---------------------

                                                                                   $                (92)    $                70
                                                                                   =====================   =====================

Net (loss) income  allocated per unit:

      Preferred Unitholders                                                        $                  -     $            152.17
                                                                                   =====================   =====================

      Investor Limited Partners                                                    $            (197.83)    $                 -
                                                                                   =====================   =====================

      Distribution Per Preferred Unitholder                                        $           3,260.87    $                  -
                                                                                   =====================   =====================

                 See notes to consolidated financial statements.

                                     4 of 13

                   1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                              PREFERRED
                               UNITS OF         UNITS OF        PREFERRED         INVESTOR
                               LIMITED          LIMITED           UNIT-           LIMITED           GENERAL
                             PARTNERSHIP      PARTNERSHIP        HOLDERS'        PARTNERS'         PARTNER'S
                               INTEREST         INTEREST         DEFICIT          CAPITAL           DEFICIT           TOTAL
                            ---------------  ---------------  ---------------  ---------------  ----------------  --------------
Balance - January 1, 2000              460              460   $         (626)  $        4,944   $        (1,522)  $       2,796

Net loss                                 -                -                -             (219)               (2)           (221)
Distribution to partners                 -                -           (1,500)               -                (1)         (1,501)
                            ---------------  ---------------  ---------------  ---------------  ----------------  --------------

Balance - June 30, 2000                460              460   $       (2,126)  $        4,725   $        (1,525)  $       1,074
                            ===============  ===============  ===============  ===============  ================  ==============



                See notes to consolidated financial statements.


                                    5 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000




CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                               FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,                JUNE 30,
                                                                                           2000                    1999
                                                                                   ---------------------   ---------------------
Cash Flows from Operating Activities:

Net loss                                                                           $               (221)   $                (33)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
      Depreciation and amortization                                                               1,602                   1,423
      Deferred rent receivable                                                                     (108)                   (230)

      Changes in assets and liabilities:
         Other assets                                                                               (14)                    125
         Accrued interest payable                                                                     6                      (1)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                                  (971)                   (212)
                                                                                   ---------------------   ---------------------


Net cash provided by operating activities                                                           294                   1,072
                                                                                   ---------------------   ---------------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                                      (213)                   (620)
      Increase in restricted cash                                                                   (52)                     (8)
      Deferred lease costs                                                                         (177)                   (194)
                                                                                   ---------------------   ---------------------

Cash used in investing activities                                                                  (442)                   (822)
                                                                                   ---------------------   ---------------------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                                                             -                    (156)
      Distribution to partners                                                                   (1,501)                      -
      Deferred loan costs                                                                             -                     (89)
                                                                                   ---------------------   ---------------------


Cash used in financing activities                                                                (1,501)                   (245)
                                                                                   ---------------------   ---------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                             (1,649)                      5

Cash and Cash Equivalents, Beginning of Period                                                    3,194                   3,788
                                                                                   ---------------------   ---------------------

Cash and Cash Equivalents, End of Period                                           $              1,545    $              3,793
                                                                                   =====================   =====================


Supplemental Disclosure of Cash Flow Information:

      Cash Paid For Interest                                                       $              1,764    $              1,215
                                                                                   =====================   =====================




                 See notes to consolidated financial statements.

                                     6 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000

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

     The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

     a. The Operating Partnership pays to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 2000 and 1999, management fees of approximately $258,000 and $237,000, respectively, were incurred.

     b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $190,000 per annum. Fees of approximately $95,000 and $90,000 were paid or accrued during the periods ended June 30, 2000 and 1999, respectively.

     c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of approximately $10,000 and $42,000 were incurred during the six months ended June 30, 2000 and 1999, respectively, and have been capitalized to the cost of buildings and improvements.




                                     7 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   RELATED PARTY TRANSACTIONS (CONTINUED)

     d. In accordance with the partnership agreement, the General Partner received a distribution of approximately $1,000 in April 2000.

     e. In April 2000, the Preferred Unitholders who are also affiliates of the General Partner, received approximately $864,000 of the $1,500,000 distribution of cash from operations.

3.   ALLOCATION OF INCOME AND CASH DISTRIBUTIONS

     In accordance with the Second Amended and Restated Partnership Agreement (the "Agreement"), losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the limited partners and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding. Gain from the disposition of the Partnership's property is allocated in accordance with the Agreement. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 (per Preferred Unit) or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners.

4.   SEGMENT INFORMATION

     The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

     Segment information for the six months ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.






                                     8 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   SEGMENT INFORMATION (CONTINUED)


                                                         Office            Parking
                                                         Tower              Garage              Other              Total
                                                    -----------------  -----------------   -----------------  -----------------

     2000
     ----

     Rental income                                  $          4,889   $              -    $              -   $          4,889
     Other income                                                162                264                   -                426
     Interest income                                              87                  -                  27                114
     Interest expense                                          1,821                 65                   -              1,886
     Depreciation and amortization                             1,463                 23                   -              1,486
     Segment profit (loss)                                     (314)                176                (83)              (221)
     Total assets                                             37,859              1,075                 612             39,546
     Capital expenditures                                        213                  -                   -                213

                                                         Office            Parking
                                                         Tower              Garage              Other              Total
                                                    -----------------  -----------------   -----------------  -----------------
     1999
     ----

     Rental income                                  $          4,514   $              -    $              -   $          4,514
     Other income                                                112                223                   -                335
     Interest income                                              37                  -                  65                102
     Interest expense                                          1,171                 44                   -              1,215
     Depreciation and amortization                             1,400                 23                   -              1,423
     Segment profit (loss)                                     (126)                156                (63)               (33)
     Total assets                                             36,525              1,120               3,023             40,668
     Capital expenditures                                        620                  -                   -                620

5.   PARTNERS' DISTRIBUTIONS

     The Partnership distributed $1,500,000 ($3,260.87 per unit) of cash from operations to the Preferred Unitholders and $1,000 to the General Partner in April 2000.







                                     9 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000


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

     The Registrant's level of liquidity based on cash and cash equivalents decreased by $1,649,000 during the six months ended June 30, 2000, as compared to December 31, 1999. The decrease is due to $1,501,000 of cash used for a distribution to partners (financing activities) and $442,000 of cash used in investing activities, which was slightly offset by $ 294,000 of net cash provided by operating activities. Cash used in investing activities consisted of $213,000 of cash used for improvements to real estate, primarily tenant improvements, $177,000 of cash expended on leasing costs and commissions and an increase of $52,000 in restricted cash. The Property is approximately 90% leased as of June 30, 2000. At June 30, 2000, the Registrant's cash and cash equivalents have been invested primarily in money market accounts.

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




                                    10 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Liquidity and Capital Resources (Continued)

     In April 2000, the Partnership distributed $1,500,000 ($3,260.87 per unit) and $1,000 of cash from operations to the Preferred Unitholders and General Partner, respectively.

     At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners and Preferred Unitholders is dependent upon the performance of the Property and the market in which it is located. Subsequent to September 2002, the maturity date of the mortgage, the ability to hold and operate the Property is dependent upon the Operating Partnership's ability to refinance or restructure the first mortgage loan or sell the Property.

     Results of Operations

     Operating results, before non-operating income (expenses) for the six months ended June 30, 2000, as compared to the comparable period in 1999, improved by $471,000 due to an increase in revenue of $466,000 and a decrease in expenses of $5,000. Operating results, before non-operating income (expense) for the three months ended June 30, 2000, as compared to 1999, improved by $173,000.

     Revenues for the six months ended June 30, 2000, as compared to 1999, increased due to an increase in rental income of $375,000 and an increase in other income of $91,000. Rental income increased due to increases in rental rates, which was offset by a decrease in occupancy due to a portion of a significant tenants space becoming vacant.

     Expenses decreased by $5,000 for the six months ended June 30, 2000, as compared to 1999, primarily due to decreases in operating expenses ($70,000), payroll and payroll expense reimbursements ($53,000), utilities ($41,000), general and administrative expenses ($33,000) and amortization ($28,000). These decreases were substantially offset by increases in real estate taxes ($98,000) and depreciation ($92,000). Operating expenses and utilities decreased due to a decrease in overall occupancy. Payroll and payroll expense reimbursements decreased primarily as a result of the reduction of administrative personnel. Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity in the previous two years. Real estate taxes increased as a result of an increase in the assessed value of the Property.

     Interest expense increased by $671,000 due to an increase in the outstanding balance of the loan in connection with the refinancing in September 1999. All other income and expense items, including the garage operation, remained relatively constant.





                                    11 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2000

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

                            FORM 10-QSB JUNE 30, 2000


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

                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                    BY:   /s/ Michael L. Ashner
                          --------------------------------
                          Michael L. Ashner
                          Chief Executive Officer

                    BY:   /s/ Thomas Staples
                          --------------------------------
                          Thomas Staples
                          Chief Financial Officer




                    DATED:  August 14, 2000



















                                    13 of 13