Form 10QSB
period 2000-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2000-11-14
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    04-6613783
-----------------------------------------   ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

   Five Cambridge Center, Cambridge, MA                    02142
-----------------------------------------   ------------------------------------
  (Address of principal executive office)                (Zip Code)

      Registrant's telephone number, including area code   (617) 234-3000
                                                          ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---




                                     1 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  SEPTEMBER 30,          DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                      2000                   1999
                                                                                  -------------          ------------
Assets

Real estate, at cost:

Land                                                                              $      1,700           $     1,700
Buildings and improvements, net of accumulated
   depreciation of $19,997 (2000) and $18,159 (1999)                                    29,330                30,800
                                                                                  -------------          ------------
                                                                                        31,030                32,500
Other Assets:

Cash and cash equivalents                                                                2,012                 3,194
Restricted cash                                                                          2,609                 2,528
Other assets                                                                               283                   284
Deferred rent receivable                                                                 1,266                 1,152
Deferred costs, net of accumulated amortization
   of $2,433 (2000) and $1,902 (1999)                                                    2,554                 2,575
                                                                                  -------------          ------------
         Total assets                                                             $     39,754           $    42,233
                                                                                  =============          ============

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                             $     37,000           $    37,000
Accrued interest payable                                                                   304                   287
Accounts payable and accrued expenses                                                    1,225                 1,737
Payable to related party                                                                   300                   285
Security deposits                                                                          171                   128
                                                                                  -------------          ------------
         Total liabilities                                                              39,000                39,437
                                                                                  -------------          ------------


Partners' Capital:

Preferred unitholders' deficit (460 units outstanding)                                  (2,126)                 (626)
Investor limited partners' capital (460 units outstanding)                               4,407                 4,944
General partner's deficit                                                               (1,527)               (1,522)
                                                                                  -------------          ------------
         Total Partners' Capital                                                           754                 2,796
                                                                                  -------------          ------------
         Total Liabilities and Partners' Capital                                  $     39,754           $    42,233
                                                                                  =============          ============


                 See notes to consolidated financial statements.

                                     2 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                      FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,      SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                        2000               1999
                                                                                  -----------------   ---------------
Revenues:

      Rental                                                                      $          7,238    $        6,957
      Other                                                                                    577               523
                                                                                  -----------------   ---------------
         Total revenues                                                                      7,815             7,480
                                                                                  -----------------   ---------------

Expenses:

      Real estate taxes                                                                        545               407
      Payroll and payroll expense reimbursements                                               436               486
      Operating expenses                                                                       460               524
      Repairs and maintenance                                                                  637               628
      Utilities                                                                                651               698
      Management and other fees                                                                534               490
      General and administrative costs                                                          92               128
      Insurance                                                                                 79                82
      Depreciation                                                                           1,838             1,771
      Amortization                                                                             357               394
                                                                                  -----------------   ---------------
         Total expenses                                                                      5,629             5,608
                                                                                  -----------------   ---------------

Operating income                                                                             2,186             1,872

Non-operating income (expense):
      Interest income                                                                          160               168
      Interest expense                                                                      (2,888)           (1,839)
                                                                                  -----------------   ---------------
Net (loss) income                                                                 $           (542)    $         201
                                                                                  =================   ===============
Net (loss) income allocated:

      General Partners                                                            $             (5)    $           -

      Preferred Unitholders                                                                      -               201

      Investor Limited Partners                                                               (537)                -
                                                                                  -----------------   ---------------
                                                                                  $           (542)    $         201
                                                                                  =================   ===============
Net (loss) income allocated per unit:

      Preferred Unitholders                                                       $              -     $      436.96
                                                                                  =================   ===============
      Investor Limited Partners                                                   $      (1,167.39)    $           -
                                                                                  =================   ===============
Distribution Per Preferred Unitholder                                             $       3,260.87     $           -
                                                                                  =================   ===============


                 See notes to consolidated financial statements.

                                     3 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                     FOR THE THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,     SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                       2000             1999
                                                                                  --------------    --------------
Revenues:

      Rental                                                                      $        2,349    $       2,443
      Other                                                                                  151              188
                                                                                  ---------------   --------------
         Total revenues                                                                    2,500            2,631
                                                                                  ---------------   --------------

Expenses:

      Real estate taxes                                                                      174              134
      Payroll and payroll expense reimbursements                                             164              161
      Operating expenses                                                                     162              156
      Repairs and maintenance                                                                189              185
      Utilities                                                                              228              234
      Management and other fees                                                              181              163
      General and administrative costs                                                        32               35
      Insurance                                                                               26               28
      Depreciation                                                                           586              611
      Amortization                                                                           123              132
                                                                                  ---------------   --------------
         Total expenses                                                                    1,865            1,839
                                                                                  ---------------   --------------


Operating income                                                                             635              792

Non-operating income (expense):
      Interest income                                                                         46               66
      Interest expense                                                                    (1,002)            (624)
                                                                                  ---------------   --------------
Net (loss) income                                                                 $         (321)   $         234
                                                                                  ===============   ==============
Net (loss) income allocated:

      General Partners                                                            $           (3)   $           -

      Preferred Unitholders                                                                    -              234

      Investor Limited Partners                                                             (318)               -
                                                                                  ---------------   --------------
                                                                                  $         (321)   $         234
                                                                                  ===============   ==============

Net (loss) income allocated per unit:

      Preferred Unitholders                                                       $            -    $      508.70
                                                                                  ===============   ==============
      Investor Limited Partners                                                   $      (691.30)   $           -
                                                                                  ===============   ==============



                 See notes to consolidated financial statements.

                                     4 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                       PREFERRED
                                        UNITS OF       UNITS OF       PREFERRED      INVESTOR
                                        LIMITED        LIMITED          UNIT-         LIMITED         GENERAL
                                      PARTNERSHIP    PARTNERSHIP       HOLDERS'      PARTNERS'       PARTNER'S
                                        INTEREST       INTEREST        DEFICIT        CAPITAL        (DEFICIT)         TOTAL
                                      -----------    -----------     -----------     ---------      ------------      --------
Balance - January 1, 2000                   460            460        $    (626)      $  4,944       $   (1,522)      $  2,796

Net Loss                                      -              -                -           (537)              (5)          (542)

Distribution to Partners                      -              -           (1,500)             -                -         (1,500)
                                      -----------    -----------     -----------     ---------      ------------      --------

Balance - September 30, 2000                460            460        $  (2,126)      $  4,407       $   (1,527)      $    754
                                      ===========    ===========     ===========     =========      ============      ========




                 See notes to consolidated financial statements.

                                     5 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                   FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                                2000                   1999
                                                                           --------------         --------------
Cash Flows from Operating Activities:

Net (loss) income                                                          $        (542)         $         201
Adjustments to reconcile net (loss) income  to net cash
  provided by operating activities:
      Depreciation and amortization                                                2,369                  2,166
      Deferred rent receivable                                                      (114)                  (457)

      Changes in assets and liabilities:
         Other assets                                                                  1                     67
         Accrued interest payable                                                     17                   (131)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                   (454)                   (24)
                                                                           --------------         --------------

Net cash provided by operating activities                                          1,277                  1,822
                                                                           --------------         --------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                       (368)                  (873)
      Increase in restricted cash                                                    (81)                (2,162)
      Deferred lease costs                                                          (410)                  (224)
                                                                           --------------         --------------
Cash used in investing activities                                                   (859)                (3,259)
                                                                           --------------         --------------

Cash Flows from Financing Activities:

      Satisfaction of mortgage loan                                                    -                (25,413)
      Proceeds of mortgage loan                                                        -                 37,000
      Principal payments on mortgage loan                                              -                   (209)
      Distribution to partners                                                    (1,500)                     -
      Deferred loan costs                                                           (100)                  (694)
                                                                           --------------         --------------
Net cash (used in) provided by  financing activities                              (1,600)                10,684
                                                                           --------------         --------------

Net (decrease) increase  in cash and cash equivalents                             (1,182)                 9,247

Cash and cash equivalents, beginning of period                                     3,194                  3,788
                                                                           --------------         --------------
Cash and cash equivalents, end of period                                   $       2,012          $      13,035
                                                                           ==============         ==============

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                               $       2,697          $       1,969
                                                                           ==============         ==============


                 See notes to consolidated financial statements.

                                     6 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.       GENERAL

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and 1999 Broadway Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnership." These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership, (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Operating Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 2000 and 1999, management fees of $391,000 and $356,000, respectively, were incurred.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $190,000 per annum. Fees of $143,000 and $134,000 were paid or accrued during the periods ended September 30, 2000 and 1999, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $19,000 and $42,000 were incurred during the nine months ended September 30, 2000 and 1999, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In April 2000, the Preferred Unitholders who are also affiliates of the General Partner, received approximately $864,000 of the $1,500,000 distribution of cash from operations.

                  In October 1999, in accordance with the Partnership's Second Amended and Restated Partnership Agreement ("Agreement"), the Preferred Unitholders who are also affiliates of the General Partner, received $6,158,000 of the $10,695,000 in cash distributions from the proceeds received from the mortgage refinancing.

                                     7 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       RELATED PARTY TRANSACTIONS (CONTINUED)

         e. For services rendered in obtaining the new mortgage loan in September 1999, an affiliate of the General Partner earned $185,000, which has been capitalized as a deferred cost.

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

         In October 1999, the Partnership distributed $10,695,000 ($23,250.00 per unit) to Preferred Unitholders from the proceeds received from the mortgage refinancing.

5.       MORTGAGE REFINANCING

         On September 23, 1999 the Partnership refinanced its existing mortgage. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage requires monthly payments of interest only and bears interest at 325 basis points over 30-day LIBOR (9.88% at September 30, 2000). The mortgage was due to mature on September 20, 2002 at which time the principal and all unpaid interest would be due (see Note 7).

6.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

                                     8 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       SEGMENT INFORMATION (CONTINUED)

         Segment information for the nine months ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                          Office             Parking
                                                          Tower              Garage                Other               Total
                                                     -----------------  ------------------    -----------------   -----------------
            2000

            Rental income                             $          7,238   $              -      $              -     $        7,238
            Other income                                           186                391                     -                577
            Interest income                                        124                  -                    36                160
            Interest expense                                     2,789                 99                     -              2,888
            Depreciation and amortization                        2,160                 35                     -              2,195
            Segment profit (loss)                                (669)                257                 (130)              (542)
            Total assets                                        38,126              1,063                   565             39,754
            Capital expenditures                                   368                  -                     -                368

            1999

            Rental income                             $          6,957   $              -      $              -     $        6,957
            Other income                                           189                334                     -                523
            Interest income                                         68                  -                   100                168
            Interest expense                                     1,775                 64                     -              1,839
            Depreciation and amortization                        2,131                 34                     -              2,165
            Segment profit (loss)                                   47                236                  (82)                201
            Total assets                                        48,378              1,110                 3,006             52,494
            Capital expenditures                                   873                  -                     -                873

7.       SUBSEQUENT EVENTS

         On October 20, 2000, the Partnership replaced its $37,000,000 mortgage note payable with a new $50,000,000 mortgage note. The new mortgage is payable over ten years, maturing on November 1, 2010, with monthly payments of $365,837 representing principal and interest fixed at 7.97%. At maturity, a balloon payment of approximately $44,904,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $147,336 monthly for escrow and reserve accounts. The reserve for tenant improvements required under the previous mortgage was used towards the payoff of the previous mortgage. For services rendered in obtaining the new mortgage, an affiliate of the general partner earned a $125,000 fee.

         On November 1, 2000, the Partnership distributed $11,713,714 ($25,464.60 per unit) to the Preferred Unitholders in full satisfaction of the remaining obligation to the Preferred Unitholders.



                                     9 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $1,182,000 during the nine months ended September 30, 2000, as compared to December 31, 1999. The decrease is due to $1,600,000 of cash used in financing activities and $859,000 of cash used in investing activities which was partially offset by $1,277,000 of cash provided by operating activities. Cash used in financing activities consisted of a $1,500,000 distribution to partners and $100,000 paid for deferred financing costs. Cash used in investing activities consisted of $368,000 of cash used for improvements to real estate, primarily tenant improvements, $410,000 of cash expended on leasing costs and commissions and an increase of $81,000 in restricted cash. The Property is approximately 89% leased as of September 30, 2000. At September 30, 2000, the Registrant's cash and cash equivalents have been invested primarily in money market accounts.

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



                                    10 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              On October 20, 2000, the Partnership replaced its $37,000,000 mortgage note payable with a new $50,000,000 mortgage note. The new mortgage is payable over ten years, maturing on November 1, 2010, with monthly payments of $365,837 representing principal and interest fixed at 7.97%. At maturity, a balloon payment of approximately $44,904,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $147,336 monthly for escrow and reserve accounts. For services rendered in obtaining the new mortgage, an affiliate of the general partner earned $125,000.

              On November 1, 2000, the Partnership distributed $11,713,714 ($25,464.60 per unit) to the Preferred Unitholders.

              At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners is dependent upon the performance of the Property and the market in which it is located.

              Results of Operations

              Operating results, before non-operating income (expense) for the nine months ended September 30, 2000, as compared to 1999, increased by $314,000 due to an increase in revenue of $335,000, which was slightly offset by an increase in expenses of $21,000. Operating results, before non-operating income (expense) for the three months ended September 30, 2000, as compared to 1999, decreased by $157,000.

              Revenues for the nine months ended September 30, 2000, as compared to 1999, increased due to an increase in rental income of $281,000 and an increase in other income of $54,000. Rental income increased due to an increase in rental rates, which was partially offset by a decrease in occupancy due to a portion of a significant tenant's space becoming vacant.

              Expenses increased by $21,000 for the nine months ended September 30, 2000, as compared to 1999, primarily due to increases in real estate taxes ($138,000), depreciation ($67,000) and management and other fees ($44,000). These increases were substantially offset by decreases in operating expenses ($64,000), payroll and payroll expense reimbursements ($50,000), utilities ($47,000), general and administrative expenses ($36,000) and amortization ($37,000). Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity in the previous two years. Real estate taxes increased as a result of an increase in the assessed value of the Property. Operating expenses and utilities decreased due to a decrease in overall occupancy. Payroll and payroll expense reimbursements decreased primarily as a result of the reduction of administrative personnel.

              Interest expense increased by $1,049,000 due to an increase in the outstanding balance of the loan in connection with the refinancing in September 1999. All other income and expense items, including the garage operation, remained relatively constant.


                                    11 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2000

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

                         FORM 10-QSB SEPTEMBER 30, 2000


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

                                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                                  BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                                  BY:   /s/ Michael L. Ashner
                                        ----------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                  BY:   /s/ Thomas Staples
                                        ----------------------------------------
                                        Thomas Staples
                                        Chief Financial Officer




                                  DATED: November 14, 2000






                                    13 of 13