Form 10KSB
period 2000-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2001-03-30
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934


                                                               Commission  File
For the fiscal year ended December 31, 2000                     Number  0-20273
                          -----------------                            --------

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                       04-6613783
-----------------------                    ------------------------------------
(State of organization)                    (I.R.S. Employee Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts      02142
-------------------------------------------------------      -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $10,504,000

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                     PART I
                                     ------

Item 1.   Business.
          --------

Organization
------------

         1999 Broadway Associates Limited Partnership (the "Registrant") is a Delaware limited partnership which was formed pursuant to a Certificate of Limited Partnership filed on January 10, 1989 with the Secretary of State of the State of Delaware for the sole purpose of investing in and operating a 42-story office tower located at 1999 Broadway, Denver, Colorado (the "Office Tower"), together with a parking garage located one and one-half blocks northeast of the Office Tower at 2099 Welton Street, (the "Parking Garage", and together with the Office Tower, collectively, the "Property"), by acquiring a 99.9% beneficial interest in 1999 Broadway Partnership, formerly known as 1999 Broadway Joint Venture (the "Operating Partnership"), a Delaware general partnership which owns and operates the Property. In connection with the refinancing of the mortgage encumbering the Property, 1999 Broadway Partnership transferred its interest in the Property to 1999 Broadway LLC, a Delaware limited liability company (the "Operating Company"), the members of which are the Operating Partnership and 1999 Broadway, Inc., a Delaware corporation, the sole shareholder of which is the Operating Partnership. See "Item 2. Description of Properties" below. The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA" or the "General Partner"). WFA is a real estate investment company in the business of providing asset and property management services and providing other financial and leasing services.

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

         In connection with the Offering, the Registrant's Partnership Agreement was amended to provide that the Registrant's annual cash flow would be distributed: (i) first to the holders of Preferred Units in an amount in cash equal to a cumulative, non-compounded preferred annual return of 12% on such holders invested capital of $23,250 per Preferred Unit (the "Annual Return");
(ii) second, 99% to the Limited Partners and 1% to the General Partner until Limited Partners have received a 6% per annum cumulative, non-compounded return on their invested capital; and (iii) third, 97% to Limited Partners and 3% to the General Partner until Limited Partners have received a return of their invested capital; and (iv) thereafter, 70% to Limited Partners and 30% to the General Partner. In addition to its Annual Return, each Preferred Unit is entitled to receive from all Non-Terminating Capital Transactions (as defined in the Registrant's Partnership Agreement) a distribution equal to the greater of
(i) $46,500 (200% of an investor's original preferred invested capital) or (ii) an amount equal to $23,250 together with a cumulative, compounded return thereon of 15%. As a result of the refinancing of the Property in October 2000 and the Registrant's subsequent distribution to Preferred Unitholders on November 1, 2000 of $11,713,714 ($25,464.60 per unit), the priority distribution was satisfied and the Preferred Units were retired.

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

         The Registrant's sole business is investing as a 99.9% owner of beneficial interests in the Operating Partnership. In turn, the Operating Partnership's sole business was, until October 20, 2000, owning the Property. Effective, October 20, 2000, the Operating Partnership transferred the Property to the Operating Company and acquired a 100% interest in the Operating Company on a fully-diluted basis.

Chapter 11 Reorganization
-------------------------

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

         On November 26, 1996 (the "Initial Consummation Date" of the Plan) the Registrant paid $7,147,000 to the Lender. The initial consummation payment consisted of a $2,000,000 principal payment, $3,300,000 of accrued interest from October 1, 1995 to November 26, 1996, a $1,000,000 payment to a reserve fund for potential debt service shortfalls and to provide funds to lease up the property, and approximately $847,000 for pre-petition liabilities, other claims of the lender and costs associated with the reorganization. On February 28, 1997, the Registrant paid approximately $2,223,000 to the Lender in accordance with the Plan. This payment included the required

$2,000,000 principal payment and accrued interest from February 1, 1997 through February 28, 1997. See "Item 2. Description of Properties" for information relating to the refinancing of the Registrant's indebtedness.

Employees
---------

         The Registrant has no employees. Services are performed for the Registrant and the Operating Partnership by their respective general partners and the agents retained by them.

Property Management
-------------------

         The Operating Partnership has retained as its property manager Winthrop Management LLC ("Winthrop Management"), an affiliate of WFA. Winthrop Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Winthrop Management receives a management fee equal to 5% of gross revenues from the operation of the Property. Since 1993 the Operating Partnership engaged Cushman Realty Corporation of Colorado to become the Office Tower's exclusive leasing agent for new tenants (an affiliate of WFA remains as the Office Tower's agent for existing tenants.

Competition
-----------

         The real estate business is highly competitive and the Property has active competition from similar properties in the vicinity. The Registrant is also competing for potential buyers with respect to the ultimate sale of the Property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Item 2.   Description of Property.
          -----------------------

         The Registrant has no properties other than its interest in the Operating Partnership. The Operating Partnership, through its 100% ownership interest in the Operating Company, owns the fee simple interest to the Office Tower and Parking Garage described below.

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

Property Information
--------------------

         On September 23, 1999 the existing mortgage encumbering the Property was refinanced. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage requires monthly payments of interest only and bears interest at 325 basis points over 30-day LIBOR (9.08% at December 31, 1999). The mortgage matures on September 20, 2002 at which time the principal and all unpaid interest is due. In connection with the refinancing, the Registrant was required to establish a reserve for tenant improvements of $2,500,000 and a security deposit reserve of $128,000. The reserves are included in restricted cash in the accompanying consolidated balance sheet at December 31, 1999. See "Item 7, Financial Statements, Note 3" for additional information relating to the Registrant's mortgage debt.

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

         The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 2000 and 1999.


                                               Average
 Year                Occupancy               Rent/Sq. Ft.
 ----                ---------               ------------

 1999                  99.0%                   $14.08
 2000                  93.4%                   $16.38


         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:


        Number of     Aggregate Sq/Ft.
      Tenants whose     Covered by      2001 Rental for    Percentage of Total
      Lease Expire    Expiring Leases  Leases Expiring(1)  Annualized Rental(1)
      -------------   ---------------  ------------------  --------------------
2001        3              7,481            $116,761               0.965%
2002        8             79,892          $1,411,294              11.664%
2003       11             75,216          $1,292,557              10.683%
2004        7            119,431          $2,083,572              17.220%
2005        2             90,091          $1,893,644              15.650%
2006        2              3,996            $103,896               0.859%
2007        1              4,778             $89,540               0.740%
2008        3            148,535          $2,667,634              22.047%
2009        1             25,448            $712,543               5.889%
2010        1             56,472          $1,728,303              14.284%

-----------
(1)      Based on actual base rent as of December 31, 2000.

         The following table sets forth those tenants at the Office Tower that, as of December 31, 2000, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.


                                    Sq. Ft. Rented    Rent/        Lease
Tenant             Business         (% of total)      Sq. Ft.      Expiration
------             --------         --------------    -------      ----------

J.D.S. Columbine   Software Systems  100,420(16%)     $15.80        12/31/08

         Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands)of the Property as of December 31, 2000.


                                                                    Federal
   Carrying           Accumulated                                     Tax
     Value            Depreciation        Rate          Method       Basis
   --------           ------------        ----          ------      -------

  $52,889,000         $20,711,000       7-35 yrs          S/L     $39,985,000


         The realty tax rate and realty taxes paid for the Property in 2000 were $67.32/1,000 and $712,060 respectively.

Competition
-----------

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements
--------------------

         No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately $1,096,085 in 2000 in connection with the tenant improvements and leasing commissions required under the New Leases. The Operating Partnership has budgeted approximately $1,155,226 for tenant improvements and leasing commissions at the Property in 2001. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

Insurance
---------

         In the opinion of the Registrant, the Property is adequately insured.

Item 3.   Legal Proceedings.
          -----------------

         To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.   Market Price for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------------

         There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 15, 2001, there were approximately 505 holders of 460 Units.

         The following table sets forth distributions made by the Registrant during the years ended December 31, 2000 and 1999



                                                           Distributions for Year ended

                                                     12/31/00                                 12/31/99

                                          Aggregate           Per Unit            Aggregate          Per Unit
                                          ---------           --------            ---------          --------

Limited Partners                            --                  --                   --                 --
Preferred Limited Partners             $13,214,000(2)        $28,726(2)        $10,695,000(2)        $23,250(2)



------------
(1) Distribution was made from proceeds received from the offering of the Preferred units.
(2) Distribution was made from excess proceeds from the refinancing of the mortgage loan.

         See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

         The Registrant, through its effectively 99.9% ownership interest in 1999 Broadway LLC (the "Operating Company"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Company generates rental revenue from the Property and is responsible for the Property's operating expenses as well as its administrative costs.

         The Registrant's level of liquidity based on cash and cash equivalents increased by $7,000 for the year ended December 31, 2000, as compared to December 31, 1999. The increase is attributable to $2,422,000 of cash provided by operating activities, which was substantially offset by $2,167,000 of cash used in investing activities and $248,000 of cash used in financing activities. Cash used in investing activities consisted of $2,230,000 of cash used for improvements to real estate, primarily tenant improvements, and $1,082,000 of cash expended on mortgage costs, leasing costs and commissions, which was partially offset by the release of $1,145,000 of restricted cash reserves. Cash provided by financing activities consisted of $50,000,000 of proceeds from the refinancing of the mortgage note payable, which was offset by the $37,000,000 payoff of the previous mortgage, cash distributions of $13,214,000 and $34,000 of cash used for mortgage principal payments. The Property is 100% leased as of December 31, 2000. As of December 31, 2000, the Registrant had approximately $2,723,000 invested in money market accounts included in cash and cash equivalents.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term needs of the Operating Company.

         On October 20, 2000, the Registrant replaced its $37,000,000 mortgage note payable with a new $50,000,000 mortgage note. The new mortgage is payable over ten years, maturing on November 1, 2010, with monthly payments of $365,837 representing principal and interest fixed at 7.97%. At maturity, a balloon payment of approximately $44,904,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Registrant is required to pay $147,336 monthly for escrow and reserve accounts. The reserve for tenant improvements required under the previous mortgage was used towards the payoff of the previous mortgage.

         In accordance with the Agreement, the Registrant distributed approximately $13,214,000 ($28,726 per Preferred Unit) to the Preferred Unitholders. The distributions were funded primarily by the proceeds received on the refinancing on the Property.

         The General Partner periodically evaluates the Registrant's cash needs to determine if distributions can be made. Based on the retirement of the Preferred Units, current operations and anticipated cash needs, it is possible that the Registrant will have sufficient funds to resume distributions prior to the end of 2001.

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

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

Results of Operations
---------------------

         Operating results, before non-operating income (expenses), improved by $557,000 for the year ended December 31, 2000, as compared to 1999, due to an increase in revenues of $538,000 and a decrease in expenses of $19,000.

         Revenues increased by $538,000 for the year ended 2000, as compared to 1999, due to increases in rental income of $481,000 and other income of $57,000. Rental income increased due to an increase in rental rates, which was offset by a slight decline in average occupancy for the year ended December 31, 2000.

         Expenses decreased by $19,000 for the year ended 2000, as compared to 1999, primarily due to decreases of $125,000 in operating expenses, $33,000 in insurance and $65,000 in amortization, which was substantially offset by increases in depreciation of $118,000, real estate taxes of $55,000 and management and other fees of $45,000. Property operating expenses declined due to improved property operations and a decrease in average occupancy. The increase in depreciation expense was due to expenditures for tenant improvements made in connection with the volume of leasing activity in the past two years. Real estate taxes increased as a result of an increase in the assessed value of the Property.

         Interest expense increased by $1,626,000 due to an increase in the outstanding balance of the loan in connection with the mortgage refinancing. All other income and expense items, including the garage operation, remained relatively constant.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

         The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at December 31, 2000 is at a fixed rate of interest.

Item 7.   Financial Statements
          --------------------


                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                        Consolidated Financial Statements
                        ---------------------------------

                          Year Ended December 31, 2000
                          ----------------------------

                                Table of Contents
                                -----------------


                                                                          Page
                                                                         ------

Independent Auditors' Report                                              15

Consolidated Financial Statements:

Balance Sheets at December 31, 2000 and 1999                              16

Statements of Operations for the Years Ended
     December 31, 2000 and 1999                                           17

Statements of Partners' Capital for the Years Ended
     December 31, 2000 and 1999                                           18

Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999                                           19

Notes to Consolidated Financial Statements                                20

                          Independent Auditors' Report


To the Partners
1999 Broadway Associates Limited Partnership:


We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' (deficit) capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Imowitz Koenig & Co., LLP
                                                -----------------------------
                                                    Imowitz Koenig & Co., LLP


New York, N.Y.
February 12, 2001

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)



                                                                               DECEMBER 31,
                                                                     ---------------------------------
                                                                          2000              1999
                                                                     ---------------   ---------------

ASSETS
------

Real Estate, at cost:
    Land                                                             $        1,700    $        1,700
    Building and improvements, net of accumulated
       depreciation of $20,711 (2000) and $18,159 (1999)                     30,478            30,800
                                                                     ---------------   ---------------

                                                                             32,178            32,500
Other Assets:

    Cash and cash equivalents                                                 3,201             3,194
    Restricted cash                                                           1,383             2,528
    Other assets                                                                777               284
    Deferred rent receivable                                                  1,360             1,152
    Deferred costs, net of accumulated amortization
        of $2,083 (2000) and $1,902 (1999)                                    2,524             2,575
                                                                     ---------------   ---------------

               Total Assets                                          $       41,423    $       42,233
                                                                     ===============   ===============

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL
-------------------------------------------

Liabilities:

    Mortgage loan payable                                            $       49,966    $       37,000
    Accrued interest payable                                                    332               287
    Accounts payable and accrued expenses                                     2,441             1,737
    Payable to related party                                                    293               285
    Security deposits                                                           182               128
                                                                     ---------------   ---------------

               Total Liabilities                                             53,214            39,437
                                                                     ---------------   ---------------

Partners' (Deficit) Capital:

    Preferred unit holders' capital (460 units outstanding
        at December 31, 1999)                                                     -              (626)
    Investor limited partners' (deficit) capital (460 units
        outstanding)                                                        (10,117)            4,944
    General partner's deficit                                                (1,674)           (1,522)
                                                                     ---------------   ---------------

               Total Partners' (Deficit) Capital                            (11,791)            2,796
                                                                     ---------------   ---------------

               Total Liabilities and Partners' (Deficit) Capital     $       41,423    $       42,233
                                                                     ===============   ===============


                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (In Thousands, Except Unit Data)



                                                                    YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------

                                                                   2000                 1999
                                                             ------------------   ------------------

Revenues:
    Rental income                                            $           9,754    $           9,273
    Other income                                                           750                  693
                                                             ------------------   ------------------

               Total revenues                                           10,504                9,966
                                                             ------------------   ------------------

Expenses:
    Real estate taxes                                                      720                  665
    Payroll and payroll expense reimbursements                             672                  684
    Operating expenses                                                     583                  708
    Repairs and maintenance                                                832                  827
    Utilities                                                              918                  922
    Management and other fees                                              712                  667
    General and administrative costs                                       190                  193
    Insurance                                                               74                  107
    Depreciation                                                         2,552                2,434
    Amortization                                                           488                  553
                                                             ------------------   ------------------

               Total expenses                                            7,741                7,760
                                                             ------------------   ------------------

Operating income                                                         2,763                2,206

Non-operating income (expenses):
    Interest income                                                        226                  229
    Interest expense                                                    (4,362)              (2,736)
                                                             ------------------   ------------------

Net loss                                                     $          (1,373)   $            (301)
                                                             ==================   ==================

Net loss allocated:
    General Partner                                          $             (14)   $              (3)

    Preferred Unit Holders                                                   -                 (149)

    Investor Limited Partners                                           (1,359)                (149)
                                                             ------------------   ------------------

Net loss                                                     $          (1,373)   $            (301)
                                                             ==================   ==================

Net loss allocated per unit:

    Preferred Unit Holders                                   $               -    $         (323.91)
                                                             ==================   ==================

    Investor Limited Partners                                $       (2,954.35)   $         (323.91)
                                                             ==================   ==================



                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

             CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
             ------------------------------------------------------

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------
                        (In Thousands, Except Unit Data)


                                                                                         Investor
                             Preferred Units         Units of           Preferred         Limited
                                of Limited            Limited         Unit Holders'      Partners'        General
                               Partnership          Partnership          Capital          Capital        Partner's
                                 Interest            Interest           (Deficit)        (Deficit)       (Deficit)         Total
                             ----------------    ----------------     -------------     -----------   -------------     -----------

Balance - December 31, 1998        460                 460             $   10,218        $   5,093       $ (1,510)      $  13,801

Net loss                             -                   -                   (149)            (149)            (3)           (301)

Partners' distributions              -                   -                (10,695)               -             (9)        (10,704)
                                -------            --------            -----------      -----------      ---------     -----------

Balance - December 31, 1999        460                 460                   (626)           4,944         (1,522)          2,796

Net loss                             -                   -                      -           (1,359)           (14)         (1,373)

Partners' distributions              -                   -                (13,214)               -              -         (13,214)

Redemption of Preferred
     Unit Holders' Capital        (460)                  -                 13,840          (13,702)          (138)              -
                               --------            --------            -----------      -----------      ---------     -----------

Balance - December 31, 2000          -                 460             $        -        $ (10,117)      $ (1,674)      $ (11,791)
                               ========            ========            ===========      ===========      =========     ===========


                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In Thousands)



                                                                                     YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------

                                                                                     2000                 1999
                                                                              ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $          (1,373)   $            (301)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization                                                    3,685                3,046
         Deferred rent receivable                                                          (208)                (462)
         Changes in assets and liabilities:
              Other assets                                                                 (493)                  72
              Accounts payable, accrued expenses, payable to
                  related party and security deposits                                       766                  706
              Accrued interest payable                                                       45                   84
                                                                              ------------------   ------------------

               Net cash provided by operating activities                                  2,422                3,145
                                                                              ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                                                   (2,230)              (1,434)
Restricted cash                                                                           1,145               (2,061)
Deferred costs                                                                           (1,082)                (918)
                                                                              ------------------   ------------------

               Net cash used in investing activities                                     (2,167)              (4,413)
                                                                              ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from mortgage loan                                                              50,000               37,000
Satisfaction of mortgage loan                                                           (37,000)             (25,413)
Principal payments on mortgage loan                                                         (34)                (209)
Distributions to partners                                                               (13,214)             (10,704)
                                                                              ------------------   ------------------

               Net cash (used in) provided by financing activities                         (248)                 674
                                                                              ------------------   ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                          7                 (594)

Cash and Cash Equivalents at Beginning of Year                                            3,194                3,788
                                                                              ------------------   ------------------

Cash and Cash Equivalents at End of Year                                      $           3,201    $           3,194
                                                                              ==================   ==================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                    $           3,672    $           2,593
                                                                              ==================   ==================


                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------

           Organization
           ------------

           1999 Broadway Associates Limited Partnership (the "Investor Partnership") was formed January 10, 1989 under the laws of the State of Delaware for the purpose of acquiring a general partnership interest in 1999 Broadway Partnership (the "Operating Partnership"). On October 20, 2000, in connection with the refinancing of the mortgage encumbering the property (See Note 3), the Operating Partnership transferred its interest in the property to 1999 Broadway LLC, a Delaware limited liability company ("the Operating Company"), the members of which are the Operating Partnership and 1999 Broadway Inc., a Delaware corporation, the sole shareholder of which is the Operating Partnership. The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnerships". The Operating Partnership was formed to acquire and operate a 42-story, 635,737 (net rentable) square foot office tower (the "Office Tower") known as 1999 Broadway, as well as an eight-story parking garage (the "Garage"), which are both located in downtown Denver, Colorado. The Office Tower, together with the Garage, (the "Property") was acquired on September 30, 1988 for $83,000,000. The general partner of the Investor Partnership is Winthrop Financial Associates, A Limited Partnership ("WFA" or "General Partner").

           The general partners of the Operating Partnership are the Investor Partnership, which holds a 99.9% general partnership interest, and 1999 Broadway Partners, L.P. which holds a .1% general partnership interest. The Investor Partnership will terminate on December 31, 2038, or earlier upon the occurrence of certain events specified in the partnership agreement.

           In order to fund required tenant improvements, refinance and reduce the Partnership's indebtedness and increase working capital, the Partnership raised equity through an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") in 1997. The offering allowed the Unithholders to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Partnership received gross proceeds of $10,695,000 from the sale of the Preferred Units, including Preferred Units acquired by affiliates of WFA. Upon consummation of the offering, the Investor Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including approximately $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
           (Continued)
           -----------

           Organization (Continued)
           ------------------------


           In accordance with the second amended and restated partnership agreement (the "Agreement"), effective December 1, 1997 and while the Preferred Units are outstanding, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the positive balances in the limited partners' capital accounts. Net income is allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding. Gain from the disposition of the Partnership's Property is allocated in accordance with the Agreement. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 12% non-compounded return on their preferred invested capital; and in the case of capital proceeds only, to the Preferred Unitholders in a cumulative amount equal to the greater of $46,500 or an amount equal to the subscription price per Preferred Unit together with a cumulative annual 15% compounded return thereon. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partners. Cash distributions from a non-terminating capital transaction have been distributed in accordance with the Agreement.

           In accordance with the Agreement, the Partnership distributed approximately $13,214,000 ($28,726 per Preferred Unit) to the Preferred Unitholders. The distributions were funded primarily by proceeds received on the refinancing on the Property. Since the Preferred Unitholders have been paid in full, their units have been redeemed in accordance with the Agreement and they will receive no future distributions or income/loss allocations.

           Principles of Consolidation
           ---------------------------

           The accompanying financial statements reflect the accounts of the Investor Partnership consolidated with its controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
           (Continued)
           -----------

           Use of Estimates
           ----------------

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

           Real Estate
           -----------

           Real estate is carried at cost, adjusted for depreciation and impairment of value. Acquisition fees are capitalized as a cost of real estate. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

           Cash and Cash Equivalents
           -------------------------

           The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

           Concentration of Credit Risk
           ----------------------------

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. As of December 31, 2000, the Partnership had approximately $2,723,000 invested in money market accounts which are included in cash and cash equivalents.

           Depreciation
           ------------

           The Partnership provides for depreciation of real property using the straight-line method over an estimated useful life of 35 years for building and improvements and seven years for furnishings. Tenant improvements are depreciated by the straight line method over the life of the respective tenant's lease.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
           (Continued)
           -----------

           Deferred Rent Receivable
           ------------------------

           The Partnership leases space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

           Deferred Costs
           --------------

           Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense.

           Income Taxes
           ------------

           Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

           Advertising
           -----------

           The Partnership expenses the cost of advertising as incurred. Advertising expenses of approximately $68,000 and $70,000 were incurred for the years ended December 31, 2000 and 1999, respectively, and are included in general and administrative expenses.

           Disclosures About the Fair Value of Financial Instruments
           ---------------------------------------------------------

           SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 2000 and 1999, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------
           (Continued)
           -----------

           Segment Reporting
           -----------------

           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note 8 - Segment Information" for segment disclosures.

           Recently Issued Accounting Standards
           ------------------------------------

            The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 2 -   DEFERRED COSTS
-------------------------

           The following is a summary of deferred costs as of December 31:



                                                  Period                          2000                        1999
                                                  ------                          ----                        ----
              Mortgage loan fees              Mortgage term                  $    339,000                 $   694,000
              Lease commissions               Lease terms                       4,164,000                   3,679,000
              Lease costs                     Lease term                          104,000                     104,000
                                                                             ------------                 -----------
                                                                                 4,607,000                  4,477,000

              Accumulated amortization                                          (2,083,000)                (1,902,000)
                                                                             -------------                -----------
                                                                             $   2,524,000                $ 2,575,000
                                                                             =============                ===========



Note 3 -   MORTGAGE LOAN PAYABLE
--------------------------------

           On September 23, 1999, the Partnership refinanced its existing mortgage. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage required monthly payments of interest only and bore interest at 325 basis points over 30-day LIBOR (9.08% at December 31, 1999). The mortgage was scheduled to mature on September 20, 2002 at which time the principal and all unpaid interest would have been due. In connection with the refinancing, the Partnership was required to establish a reserve for tenant improvements of $2,500,000 and a security deposit reserve of $128,000. The reserves are included in restricted cash in the accompanying consolidated balance sheet as of December 31, 1999.

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

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 3 -   MORTGAGE LOAN PAYABLE (Continued)
--------------------------------------------

           The following is a summary of scheduled principal maturities, by year, under the debt securing the Partnership's property:

            Year                                   Amount
            ----                                   ------

            2001............................  $      366,000
            2002............................         397,000
            2003............................         430,000
            2004............................         455,000
            2005............................         504,000
            Thereafter......................      47,814,000
                                              --------------
            Total...........................  $   49,966,000
                                              ==============


Note 4 -   RELATED PARTY TRANSACTIONS
-------------------------------------

           The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

           a. The Partnership pays or accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of approximately $522,000 and $488,000 were incurred for the years ended December 31, 2000 and 1999, respectively.

           b. The Partnership pays or accrues to WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $190,000. Fees of approximately $190,000 and $179,000, were paid or accrued for the years ended December 31, 2000 and 1999, respectively.

           c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $73,000 and $47,000 were incurred during the years ended December 31, 2000 and 1999, respectively, and have been capitalized to the cost of building and improvements.

           d. In accordance with the Agreement, during 2000 and 1999, the General Partner received distributions of approximately $0 and $9,000, respectively.

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 4 -   RELATED PARTY TRANSACTIONS (Continued)
-------------------------------------------------

           e. In November 2000, in accordance with the Agreement, the Preferred Unitholders, who are also affiliates of the General Partner, received approximately $7,611,000 of the $13,214,000 in cash distributions from the proceeds received from the mortgage refinancing and cash from operations.

                  In October 1999, in accordance with the Agreement, the Preferred Unitholders, who are also affiliates of the General Partner, received $6,158,000 of the $10,695,000 in cash distributions from the proceeds received from the mortgage refinancing.

           f. For services rendered in obtaining the new mortgage loans, an affiliate of the General Partner earned $125,000 and $185,000 for the years ended December 31, 2000 and 1999, respectively, which has been capitalized as a deferred cost.

Note 5 -   MINIMUM FUTURE RENTAL REVENUES
-----------------------------------------

           The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

           The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2000, are as follows:


                   2001                    $   10,149,000
                   2002                        10,426,000
                   2003                         8,963,000
                   2004                         7,598,000
                   2005                         6,360,000
                   Thereafter                  18,344,000
                                           --------------
                                            $  61,840,000
                                           ==============


           The Partnership received more that 10% of its lease revenue from four tenants. The Partnership's four largest tenants collectively accounted for approximately 56% and 38% of total rental revenue for the years ended December 31, 2000 and 1999, respectively.

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 6 -   PARTNERS' DISTRIBUTIONS
----------------------------------

           In April 2000, the Partnership distributed $1,500,000 ($3,261 per unit) of cash from operations to the Preferred Unitholders. There were no distributions of cash from operations for the year ended December 31, 1999.

           In November 2000, the Partnership distributed $11,714,000 ($25,465 per unit) to the Preferred Unitholders.

           In October 1999, the Partnership distributed $10,695,000 ($23,250 per unit) to the Preferred Unitholders and $9,000 to the General Partner.

Note 7 -   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING
------------------------------------------------------------

           The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

           (In Thousands)

                                                    2000           1999
                                                -----------     ----------
           Net loss - financial statements      $   (1,373)     $    (301)
               Differences resulted from:
                  Depreciation                       1,069            991
                  Prepaid Rents                       (143)          (245)
                  Rental Revenue                      (211)          (462)
                  Capitalized Interest                 212             21
                  Other                                  3             (3)
                                                ----------      ----------

           Net (loss) income for tax purposes   $     (443)     $     491
                                                ===========     =========

                 1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

Note 8 -   SEGMENT INFORMATION
------------------------------

           The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

           Segment information for the years 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.



                                                        Office          Parking
                                                        Tower            Garage             Other              Total
                                                       --------        ----------         ---------         -----------
            2000

            Rental income                            $    9,754         $     -            $      -         $    9,754
            Other income                                    239             511                   -                750
            Interest income                                 173               -                  53                226
            Interest expense                              4,217             145                   -              4,362
            Depreciation and amortization                 2,994              46                   -              3,040
            Segment profit (loss)                        (1,526)            320                (167)            (1,373)
            Total assets                                 39,857           1,052                 514             41,423
            Capital expenditures                          2,230               -                   -              2,230

            1999

            Rental income                            $    9,273         $     -            $      -         $    9,273
            Other income                                    244             449                   -                693
            Interest income                                 112               -                 117                229
            Interest expense                              2,641              95                   -              2,736
            Depreciation and amortization                 2,941              46                   -              2,987
            Segment profit (loss)                         (495)             308                (114)
            Total assets                                 39,842           1,098               1,293             42,233
            Capital expenditures                          1,434               -                   -              1,434


Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
               Financial Disclosure.
               --------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 or 1999 audits of the Partnership's financial statements.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------


         The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the executive officers of WFA and the position held by each of them, are as follows:



                                                  Position Held with the                 Has Served as a Director
Name                                             Managing General Partner                    or Officer Since
                                                 ------------------------                ------------------------

Michael L. Ashner                     Chief Executive Officer                                      1-96

Thomas C. Staples                     Chief Financial Officer                                      1-99

Peter Braverman                       Executive Vice President                                     1-96

Carolyn Tiffany                       Chief Operating Officer and Clerk                           10-95


         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

Item 10.   Executive Compensation.
           ----------------------

         Registrant is not required to and did not pay any compensation to the officers or partners of the General Partner. The General Partner does not presently pay any compensation to any of its officers or partners (See "Item 12, Certain Relationships and Related Transactions").

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

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

Item 12.    Certain Relationships and Related Transactions.
            ----------------------------------------------

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 1999 and 2000:


Entity                                 Compensation                           1999           2000
------                                 ------------                           ----           ----


Winthrop Financial                     Annual Partnership Investor        $179,000       $190,000

Winthrop Financial Associates          Cash Distributions                 $9,009         $ --

Winthrop Management LLC                Management Fee                     $488,000       $522,000

Winthrop Management LLC                Construction, Supervision, Legal   $ 47,000       $73,000


         See "Item 7, Financial Statements - Note 4" for additional information with respect to related party transactions.

Item 13.   Exhibits and Reports on Form 8-K.
           --------------------------------

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

                               1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                               By:     WINTHROP FINANCIAL ASSOCIATES,
                                       A LIMITED PARTNERSHIP,
                                       Managing General Partner

                                       By: /s/ Michael L. Ashner
                                           -------------------------------
                                               Michael Ashner
                                               Chief Executive Officer

                                       Date: March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                Title                       Date
--------------                -----                       ----

/s/ Michael Ashner            Chief Executive Officer     March 28, 2001
-----------------------
Michael Ashner

/s/ Thomas Staples            Chief Financial Officer     March 28, 2001
-----------------------
Thomas Staples

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



Exhibit
Number            Document
-------           --------

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

----------------

(1) Incorporated by reference to the same Exhibit Number filed with the Registrant's Registration Statement filed on May 28, 1992 (File No. 0-20273).

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1994.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1995.

(5) Incorporated by reference to Exhibit 4.1 to Amendment No 1 to Registrant's Registration Statement on Form S-3 (Registration No. 333-36471), as filed with the Securities Exchange Commission on September 26, 1997.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the calendar year.