Form 10-Q
period 2001-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2001-05-15
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273
                                                -------

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                              04-6613783
---------------------------------          ---------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

Five Cambridge Center, Cambridge, MA                02142
----------------------------------------   ------------------------------
(Address of principal executive office)           (Zip Code)

    Registrant's telephone number, including area code     (617) 234-3000
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












                                     1 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2001

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                        MARCH 31,                DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                           2001                      2000
                                                                                   ---------------------    -----------------------
Assets

Real estate, at cost:

Land                                                                               $              1,700     $                1,700
Buildings and improvements, net of accumulated
      depreciation of $21,385 (2001) and $20,711 (2000)                                          30,217                     30,478
                                                                                   ---------------------    -----------------------

                                                                                                 31,917                     32,178
Other Assets:

Cash and cash equivalents                                                                         2,436                      3,201
Restricted cash                                                                                   1,453                      1,383
Other assets                                                                                        459                        777
Deferred rent receivable                                                                          1,457                      1,360
Deferred costs, net of accumulated amortization
      of $1,660 (2001) and $2,083 (2000)                                                          2,490                      2,524
                                                                                   ---------------------    -----------------------

         Total assets                                                               $            40,212     $               41,423
                                                                                   =====================    =======================

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                                              $             49,864     $               49,966
Accrued interest payable                                                                            342                        332
Accounts payable and accrued expenses                                                             1,438                      2,441
Payable to related party                                                                            336                        293
Security deposits                                                                                   200                        182
                                                                                   ---------------------    -----------------------

         Total liabilities                                                                       52,180                     53,214
                                                                                   ---------------------    -----------------------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)                                      (10,292)                   (10,117)
General partner's deficit                                                                        (1,676)                    (1,674)
                                                                                   ---------------------    -----------------------

         Total Partners' Deficit                                                                (11,968)                   (11,791)
                                                                                   ---------------------    -----------------------

         Total Liabilities and Partners' Deficit                                    $            40,212     $               41,423
                                                                                   =====================    =======================

                 See notes to consolidated financial statements.

                                     2 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                              FORM 10-QSB MARCH 31, 2001
                              --------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                            FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,               MARCH 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                            2001                     2000
                                                                                   ---------------------    -----------------------
Revenues:

      Rental                                                                       $              2,618     $                2,409
      Other                                                                                         194                        185
                                                                                   ---------------------    -----------------------

         Total revenues                                                                           2,812                      2,594
                                                                                   ---------------------    -----------------------

Expenses:

      Real estate taxes                                                                             177                        196
      Payroll and payroll expense reimbursements                                                    166                        121
      Operating expenses                                                                            163                        160
      Repairs and maintenance                                                                       236                        211
      Utilities                                                                                     230                        215
      Management and other fees                                                                     188                        174
      General and administrative costs                                                               31                         22
      Insurance                                                                                      17                         22
      Depreciation                                                                                  674                        609
      Amortization                                                                                  124                        111
                                                                                   ---------------------    -----------------------

         Total expenses                                                                           2,006                      1,841
                                                                                   ---------------------    -----------------------

Operating income                                                                                    806                        753

Non-operating income (expense):
      Interest income                                                                                31                         59
      Interest expense                                                                           (1,014)                      (941)
                                                                                   ---------------------    -----------------------

Net loss                                                                            $              (177)    $                 (129)
                                                                                   =====================    =======================

Net loss allocated:

      General Partners                                                              $                 (2)   $                   (1)


      Investor Limited Partners                                                                     (175)                     (128)
                                                                                   ---------------------    -----------------------

                                                                                    $              (177)    $                 (129)
                                                                                   =====================    =======================

Net loss allocated per unit:

      Investor Limited Partners                                                     $           (380.43)    $              (278.26)
                                                                                   =====================    =======================




                 See notes to consolidated financial statements.

                                     3 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2001


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)



                                                    UNITS OF          INVESTOR
                                                    LIMITED           LIMITED             GENERAL
                                                  PARTNERSHIP        PARTNERS'           PARTNER'S
                                                    INTEREST          DEFICIT             DEFICIT               TOTAL
                                                 ---------------   ---------------     ---------------     ----------------
Balance - January 1, 2001                                   460    $      (10,117)     $       (1,674)     $       (11,791)

Net loss                                                      -              (175)                 (2)                (177)
                                                 ---------------   ---------------     ---------------     ----------------

Balance - March 31, 2001                                    460    $      (10,292)     $       (1,676)     $       (11,968)
                                                 ===============   ===============     ===============     ================



                See notes to consolidated financial statements.

                                     4 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                               FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,               MARCH 31,
                                                                                           2001                     2000
                                                                                 ---------------------    -----------------------
Cash Flows from Operating Activities:

Net loss                                                                           $               (177)    $                 (129)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
      Depreciation and amortization                                                                 807                        779
      Deferred rent receivable                                                                      (97)                       (55)
      Changes in assets and liabilities:
         Other assets                                                                               318                         10
         Accrued interest payable                                                                    10                         14
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                                  (942)                      (235)
                                                                                   ---------------------    -----------------------

Net cash (used in) provided by operating activities                                                 (81)                       384
                                                                                   ---------------------    -----------------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                                      (413)                       (15)
      Restricted cash                                                                               (70)                       (25)
      Deferred costs                                                                                (99)                      (109)
                                                                                   ---------------------    -----------------------

Cash used in investing activities                                                                  (582)                      (149)
                                                                                   ---------------------    -----------------------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                                                          (102)                         -
                                                                                   ---------------------    -----------------------

Cash used in financing activities                                                                  (102)                         -
                                                                                   ---------------------    -----------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                               (765)                       235

Cash and Cash Equivalents, Beginning of Period                                                    3,201                      3,194
                                                                                   ---------------------    -----------------------

Cash and Cash Equivalents, End of Period                                           $              2,436     $                3,429
                                                                                   =====================    =======================

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                                       $                995     $                  869
                                                                                   =====================    =======================






                 See notes to consolidated financial statements.

                                     5 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership"), 1999 Broadway Partnership (the "Operating Partnership") and 1999 Broadway LLC (the "Operating Company"). The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnerships". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership, (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 2001 and 2000, management fees of $138,000 and $126,000, respectively, were incurred.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $200,000 per annum. Fees of $50,000 and $48,000 were paid or accrued during the periods ended March 31, 2001 and 2000, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $20,000 and $6,000 were incurred during the three months ended March 31, 2001 and 2000, respectively, and have been capitalized to the cost of buildings and improvements.






                                     6 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.       ALLOCATION OF LOSS

         In accordance with the second amended and restated partnership agreement (the "Agreement"), effective December 1, 1997 and while the Preferred Units are outstanding, losses are allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the capital account balances. In accordance with the Agreement, during 2000 the Partnership distributed approximately $13,214,000 ($28,726 per Preferred Unit) to the Preferred Unitholders. The distributions were funded primarily by proceeds received on the refinancing on the Property. Since the Preferred Unitholders have been paid in full, their units have been redeemed in accordance with the Agreement and they will receive no future distributions or income/loss allocations.

         Subsequent to the retirement of the Preferred Units, losses are allocated 1% to the General Partner and 99% to the Limited Partners.

4.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the three months ended March 31, 2001 and 2000, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.


                                                        Office            Parking
                                                        Tower              Garage              Other              Total
                                                   -----------------  -----------------   -----------------  ---------------
            2001

            Rental income                          $          2,618   $              -    $              -   $         2,618
            Other income                                         59                135                   -               194
            Interest income                                      25                  -                   6                31
            Interest expense                                    981                 33                   -             1,014
            Depreciation and amortization                       786                 12                   -               798
            Segment profit (loss)                              (210)                91                 (58)             (177)
            Total assets                                     38,671              1,040                 501            40,212
            Capital expenditures                                413                  -                   -               413

            2000

            Rental income                          $          2,409   $              -    $              -   $          2,409
            Other income                                         71                114                   -                185
            Interest income                                      43                  -                  16                 59
            Interest expense                                    908                 33                   -                941
            Depreciation and amortization                       709                 11                   -                720
            Segment profit (loss)                             (124)                 70                (75)              (129)
            Total assets                                     39,555              1,087               1,241             41,883
            Capital expenditures                                 15                  -                   -                 15



                                                      7 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $765,000 during the three months ended March 31, 2001, as compared to December 31, 2000. The decrease is due to $582,000 of cash used in investing activities, $102,000 of cash used for mortgage principal payments (financing activities) and $81,000 of cash used in operating activities. Cash used in investing activities consisted of $413,000 of cash used for improvements to real estate, primarily tenant improvements, $99,000 of cash expended on leasing costs and commissions and an increase of $70,000 in restricted cash. The Property is approximately 88% leased as of March 31, 2001. At March 31, 2001, the Registrant had approximately $1,814,000 invested in money market accounts included in cash and cash equivalents.

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

              The General Partner periodically evaluates the Registrant's cash needs to determine if distributions can be made. Based on the retirement of the Preferred Units, current operations and anticipated cash needs, distributions may resume prior to the end of 2001.






                                     8 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                           FORM 10-QSB MARCH 31, 2001
                           --------------------------

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)
              ---------------------------------------------------------

              Liquidity and Capital Resources (Continued)
              -------------------------------------------

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

              Results of Operations
              ---------------------

              Operating results, before non-operating income (expense) improved by $53,000 for the three months ended March 31, 2001, as compared to 2000, due to an increase in revenue of $218,000, which was partially offset by an increase in expenses of $165,000.

              Revenues increased by $218,000 for the three months ended March 31, 2001, as compared to 2000, due to increases in rental income of $209,000 and in other income of $9,000. Rental income increased due to an increase in rental rates, which was partially offset by a decline in occupancy.

              Expenses increased by $165,000 for the three months ended March 31, 2001, as compared to 2000, primarily due to increases in depreciation ($65,000), payroll and payroll expense reimbursements ($45,000), repairs and maintenance ($25,000) and management and other fees ($14,000), These increases were partially offset by decreases in real estate taxes ($19,000) and insurance ($5,000). Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity in the previous two years.

              Interest income declined due to lower capital reserves available for investment and a slight decline in interest rates.

              Interest expense increased by $73,000 due to an increase in the outstanding balance of the loan in connection with the mortgage refinancing in October 2000. All other income and expense items, including the garage operation, remained relatively constant.

              Quantitative and Qualitative Disclosures of Market Risk
              -------------------------------------------------------

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at December 31, 2000 is at a fixed rate of interest.
                                     9 of 10

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                           FORM 10-QSB MARCH 31, 2001
                           --------------------------


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

          1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
          --------------------------------------------

          BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


          BY:   /s/ Michael L. Ashner
                ----------------------------
                Michael L. Ashner
                Chief Executive Officer

          BY:   /s/ Thomas Staples
                ----------------------------
                Thomas Staples
                Chief Financial Officer




          DATED: May 15, 2001



















                                    10 of 10