Form 10QSB
period 2001-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2001-08-14
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  04-6613783
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

        Registrant's telephone number, including area code (617)-570-4600
                                                          -----------------

           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                         JUNE 30,          DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                           2001                2000
                                                                                      ---------------   --------------------
Assets

Real estate, at cost:

Land                                                                                  $        1,700    $             1,700
Buildings and improvements, net of accumulated
   depreciation of $22,064 (2001) and $20,711 (2000)                                          29,808                 30,478
                                                                                      ---------------   --------------------
                                                                                              31,508                 32,178
Other Assets:

Cash and cash equivalents                                                                      2,120                  3,201
Restricted cash                                                                                1,528                  1,383
Other assets                                                                                     385                    777
Deferred rent receivable                                                                       1,734                  1,360
Deferred costs, net of accumulated amortization
   of $1,794 (2001) and $2,083 (2000)                                                          2,359                  2,524
                                                                                      ---------------   --------------------
         Total assets                                                                 $       39,634    $            41,423
                                                                                      ===============   ====================
Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                                                 $       49,781    $            49,966
Accrued interest payable                                                                         331                    332
Accounts payable and accrued expenses                                                            937                  2,441
Payable to related party                                                                         407                    293
Security deposits                                                                                156                    182
                                                                                      ---------------   --------------------
         Total liabilities                                                                    51,612                 53,214
                                                                                      ---------------   --------------------
Partners' Capital:

Investor limited partners' capital (460 units outstanding)                                   (10,302)               (10,117)
General partner's deficit                                                                     (1,676)                (1,674)
                                                                                      ---------------   --------------------
         Total Partners' Capital                                                             (11,978)               (11,791)
                                                                                      ---------------   --------------------
         Total Liabilities and Partners' Capital                                      $       39,634    $            41,423
                                                                                      ===============   ====================

                 See notes to consolidated financial statements.

                                     2 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                           FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,            JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                            2001                2000
                                                                                      ---------------   --------------------
Revenues:

      Rental                                                                          $        5,439    $             4,889
      Other                                                                                      379                    426
                                                                                      ---------------   --------------------
         Total revenues                                                                        5,818                  5,315
                                                                                      ---------------   --------------------
Expenses:

      Real estate taxes                                                                          353                    371
      Payroll and payroll expense reimbursements                                                 340                    272
      Operating expenses                                                                         329                    298
      Repairs and maintenance                                                                    461                    448
      Utilities                                                                                  462                    423
      Management and other fees                                                                  374                    353
      General and administrative costs                                                            70                     60
      Insurance                                                                                   35                     53
      Depreciation                                                                             1,353                  1,252
      Amortization                                                                               250                    234
                                                                                      ---------------   --------------------
         Total expenses                                                                        4,027                  3,764
                                                                                      ---------------   --------------------
Operating income                                                                               1,791                  1,551

Non-operating income (expense):
      Interest income                                                                             48                    114
      Interest expense                                                                        (2,026)                (1,886)
                                                                                      ---------------   --------------------
Net loss                                                                              $         (187)   $              (221)
                                                                                      ===============   ====================
Net loss allocated:

      General Partners                                                                $           (2)   $                (2)

      Investor Limited Partners                                                                 (185)                  (219)
                                                                                      ---------------   --------------------
                                                                                      $         (187)   $              (221)
                                                                                      ===============   ====================
Net loss allocated per unit:

      Investor Limited Partners                                                       $       402.17    $           (476.09)
                                                                                      ===============   ====================
Distribution Per Preferred Unitholder                                                 $            -    $          3,260.87
                                                                                      ===============   ====================

                 See notes to consolidated financial statements.

                                     3 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                          FOR THE THREE MONTHS ENDED
                                                                                          JUNE 30,            JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                            2001               2000
                                                                                      ---------------   --------------------
Revenues:

      Rental                                                                          $        2,821    $             2,480
      Other                                                                                      185                    241
                                                                                      ---------------   --------------------
         Total revenues                                                                        3,006                  2,721
                                                                                      ---------------   --------------------
Expenses:

      Real estate taxes                                                                          176                    175
      Payroll and payroll expense reimbursements                                                 174                    151
      Operating expenses                                                                         166                    138
      Repairs and maintenance                                                                    225                    237
      Utilities                                                                                  232                    208
      Management and other fees                                                                  186                    179
      General and administrative costs                                                            39                     38
      Insurance                                                                                   18                     31
      Depreciation                                                                               679                    643
      Amortization                                                                               126                    123
                                                                                      ---------------   --------------------
         Total expenses                                                                        2,021                  1,923
                                                                                      ---------------   --------------------
Operating income                                                                                 985                    798

Non-operating income (expense):
      Interest income                                                                             17                     55
      Interest expense                                                                        (1,012)                  (945)
                                                                                      ---------------   --------------------
Net loss                                                                              $          (10)   $               (92)
                                                                                      ===============   ====================
Net loss allocated:

      General Partners                                                                $            -    $                (1)

      Investor Limited Partners                                                                  (10)                   (91)
                                                                                      ---------------   --------------------
                                                                                      $          (10)   $               (92)
                                                                                      ===============   ====================
Net loss allocated per unit:

      Investor Limited Partners                                                       $       (21.74)   $           (197.83)
                                                                                      ===============   ====================

      Distribution Per Preferred Unitholder                                           $            -    $          3,260.87
                                                                                      ===============   ====================

                 See notes to consolidated financial statements.

                                     4 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                         UNITS OF            INVESTOR
                                         LIMITED             LIMITED              GENERAL
                                       PARTNERSHIP          PARTNERS'            PARTNER'S
                                         INTEREST            CAPITAL              DEFICIT             TOTAL
                                      ---------------     ---------------     ----------------    ---------------
Balance - January 1, 2001                        460      $      (10,117)     $        (1,674)    $      (11,791)

Net loss                                           -                (185)                  (2)              (187)
                                      ---------------     ---------------     ----------------    ---------------

Balance - June 30, 2001                          460      $      (10,302)     $        (1,676)    $      (11,978)
                                      ===============     ===============     ================    ===============


                 See notes to consolidated financial statements.

                                     5 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                              FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,            JUNE 30,
                                                                                            2001                2000
                                                                                      ---------------   --------------------
Cash Flows from Operating Activities:

Net loss                                                                              $         (187)   $              (221)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
      Depreciation and amortization                                                            1,620                  1,602
      Deferred rent receivable                                                                  (374)                  (108)

      Changes in assets and liabilities:
         Other assets                                                                            392                    (14)
         Accrued interest payable                                                                 (1)                     6
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                             (1,416)                  (971)
                                                                                      ---------------   --------------------

Net cash provided by operating activities                                                         34                    294
                                                                                      ---------------   --------------------
Cash Flows from Investing Activities:

      Additions to buildings and improvements                                                   (683)                  (213)
      Increase in restricted cash                                                               (145)                   (52)
      Deferred lease costs                                                                      (102)                  (177)
                                                                                      ---------------   --------------------
Cash used in investing activities                                                               (930)                  (442)
                                                                                      ---------------   --------------------
Cash Flows from Financing Activities:

      Principal payments on mortgage loan                                                       (185)                     -
      Distribution to partners                                                                     -                 (1,501)
                                                                                      ---------------   --------------------
Cash used in financing activities                                                               (185)                (1,501)
                                                                                      ---------------   --------------------
Net decrease in Cash and Cash Equivalents                                                     (1,081)                (1,649)

Cash and Cash Equivalents, Beginning of Period                                                 3,201                  3,194
                                                                                      ---------------   --------------------
Cash and Cash Equivalents, End of Period                                              $        2,120    $             1,545
                                                                                      ===============   ====================
Supplemental Disclosure of Cash Flow Information:

      Cash Paid For Interest                                                          $        2,010    $             1,764
                                                                                      ===============   ====================


                 See notes to consolidated financial statements.

                                     6 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

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

         The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 2001 and 2000, management fees of $274,000 and $258,000, respectively, were incurred.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $200,000 per annum. Fees of $100,000 and $95,000 were paid or accrued during the periods ended June 30, 2001 and 2000, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $32,000 and $10,000 were incurred during the six months ended June 30, 2001 and 2000, respectively, and have been capitalized to the cost of buildings and improvements.



                                     7 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.       ALLOCATION OF LOSS

         In accordance with the second amended and restated partnership agreement (the "Agreement"), effective December 1, 1997 and while the Preferred Units were outstanding, losses were allocated 1% to the General Partner and 99% to the limited partners in proportion to and to the extent of the capital account balances. In accordance with the Agreement, during 2000 the Partnership distributed approximately $13,214,000 ($28,726 per Preferred Unit) to the Preferred Unitholders. The distributions were funded primarily by proceeds received on the refinancing on the Property. Since the Preferred Unitholders have been paid in full, their units have been redeemed in accordance with the Agreement and they will receive no future distributions or income/loss allocations.

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

         Segment information for the six months ended June 30, 2001 and 2000, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                    Office            Parking
                                                    Tower              Garage              Other              Total
                                               -----------------  -----------------   -----------------  ----------------
2001

Rental income                                  $          5,439   $              -    $              -   $         5,439
Other income                                                 92                287                   -               379
Interest income                                              38                  -                  10                48
Interest expense                                          1,959                 67                   -             2,026
Depreciation and amortization                             1,580                 23                   -             1,603
Segment profit (loss)                                      (264)               197                (120)             (187)
Total assets                                             38,103              1,029                 502            39,634
Capital expenditures                                        683                  -                   -               683

2000

Rental income                                  $          4,889   $              -    $              -   $          4,889
Other income                                                162                264                   -                426
Interest income                                              87                  -                  27                114
Interest expense                                          1,821                 65                   -              1,886
Depreciation and amortization                             1,463                 23                   -              1,486
Segment profit (loss)                                     (314)                176                (83)              (221)
Total assets                                             37,859              1,075                 612             39,546
Capital expenditures                                        213                  -                   -                213


                                     8 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------

              The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $1,081,000 during the six months ended June 30, 2001, as compared to December 31, 2000. The decrease is due to $930,000 of cash used in investing activities and $185,000 of cash used for mortgage principal payments (financing activities), which was slightly offset by $34,000 of cash provided by operating activities. Cash used in investing activities consisted of $683,000 of cash used for improvements to real estate, primarily tenant improvements, $102,000 of cash expended on leasing costs and commissions and an increase of $145,000 in restricted cash. The Property is approximately 97% and 90% leased as of June 30, 2001 and 2000, respectively. At June 30, 2001, the Registrant had approximately $1,315,000 invested in interest bearing accounts included in cash and cash equivalents.

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



                                     9 of 12

                   1999 BROADWAY ASSOCIATES LIMITED REGISTRANT
                   -------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

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

           Recently Issued Accounting Standards
           ------------------------------------

           The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Registrant's financial statements.

           In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Registrant's financial statements.

           In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Registrant's financial statements.

           Results of Operations
           ---------------------

           Operating results, before non-operating income (expense) improved by $240,000 for the six months ended June 30, 2001, as compared to 2000, due to an increase in revenue of $503,000, which was partially offset by an increase in expenses of $263,000. Operating results, before non-operating income (expense) improved by $187,000 for the three months ended June 30, 2001, as compared to 2000.

           Revenues increased by $503,000 for the six months ended June 30, 2001, as compared to 2000, due to an increase in rental income of $550,000 which was partially offset by a decrease in other income of $47,000. Rental income increased due to increases in rental rates and occupancy.

                                    10 of 12

                   1999 BROADWAY ASSOCIATES LIMITED REGISTRANT
                   -------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Expenses increased by $263,000 for the six months ended June 30, 2001, as compared to 2000, primarily due to increases in depreciation ($101,000), amortization ($16,000), payroll and payroll expense reimbursements ($68,000), operating expenses ($31,000), utilities ($39,000), repairs and maintenance ($13,000) and management and other fees ($21,000). These increases were partially offset by a decrease in real estate tax expense ($18,000) and insurance expense ($18,000). Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity in the previous two years.

           Interest income declined due to lower capital reserves available for investment and a slight decline in interest rates.

           Interest expense increased by $140,000 due to an increase in the outstanding balance of the loan in connection with the mortgage refinancing in October 2000. All other income and expense items, including the garage operation, remained relatively constant.

Item 3.    Quantitative and Qualitative Disclosures of Market Risk
           -------------------------------------------------------

           The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at June 30, 2001 is at a fixed rate of interest.







                                    11 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-QSB JUNE 30, 2001
                            -------------------------

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

                                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                                    --------------------------------------------

                                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED
                                        PARTNERSHIP MANAGING GENERAL PARTNER


                                    BY: /s/ Michael L. Ashner
                                        ---------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                    BY: /s/ Thomas Staples
                                        ---------------------------------
                                        Thomas Staples
                                        Chief Financial Officer




                                    DATED: August 14, 2001











                                    12 of 12