Form 10QSB
period 2001-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2001-11-13
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2001


                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    04-6613783
----------------------------------------   -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


 7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
-----------------------------------------  -------------------------------------
 (Address of principal executive office)                (Zip Code)

  Registrant's telephone number, including area code     (617)-570-4600
                                                        -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]









                                     1 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                         SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                              2001            2000
                                                         -------------    ------------
Assets

Real estate, at cost:

Land                                                       $  1,700        $  1,700
Buildings and improvements, net of accumulated
   depreciation of $22,594 (2001) and $20,711 (2000)         29,242          30,478
                                                           --------        --------
                                                             30,942          32,178
Other Assets:

Cash and cash equivalents                                     3,178           3,201
Restricted cash                                                 969           1,383
Other assets                                                    416             777
Deferred rent receivable                                      1,872           1,360
Deferred costs, net of accumulated amortization
   of $1,803 (2001) and $2,083 (2000)                         2,253           2,524
                                                           --------        --------
         Total assets                                      $ 39,630        $ 41,423
                                                           ========        ========

Liabilities and Partners' Capital

Liabilities:

Mortgage loan payable                                      $ 49,697        $ 49,966
Accrued interest payable                                        330             332
Accounts payable and accrued expenses                         1,029           2,441
Payable to related party                                        255             293
Security deposits                                               156             182
                                                           --------        --------
         Total liabilities                                   51,467          53,214
                                                           --------        --------

Partners' Capital:

Investor limited partners' capital (460 units outstanding)  (10,163)        (10,117)
General partner's deficit                                    (1,674)         (1,674)
                                                           --------        --------
         Total Partners' Capital                            (11,837)        (11,791)
                                                           --------        --------
         Total Liabilities and Partners' Capital           $ 39,630        $ 41,423
                                                           ========        ========


                 See notes to consolidated financial statements.



                                     2 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                 2001               2000
                                                             -------------       -------------
Revenues:

      Rental                                                    $  8,341           $    7,238
      Other                                                          493                  577
                                                                --------           ----------
         Total revenues                                            8,834                7,815
                                                                --------           ----------

Expenses:

      Real estate taxes                                              530                  545
      Payroll and payroll expense reimbursements                     543                  436
      Operating expenses                                             502                  460
      Repairs and maintenance                                        675                  637
      Utilities                                                      685                  651
      Management and other fees                                      571                  534
      General and administrative costs                               104                   92
      Insurance                                                       53                   79
      Depreciation                                                 1,883                1,838
      Amortization                                                   375                  357
                                                                --------           ----------
         Total expenses                                            5,921                5,629
                                                                --------           ----------

Operating income                                                   2,913                2,186

Non-operating income (expense):
      Interest income                                                 88                  160
      Interest expense                                            (3,047)              (2,888)
                                                                --------           ----------
Net loss                                                        $    (46)          $     (542)
                                                                ========           ==========

Net loss allocated:

      General Partner                                           $      -           $      (5)

      Investor Limited Partners                                      (46)                (537)
                                                                --------           ----------
                                                                $    (46)          $     (542)
                                                                ========           ==========

Net loss allocated per unit:

      Investor Limited Partners                                 $(100.00)          $(1,167.39)
                                                                ========           ==========
Distribution Per Preferred Unitholder                           $      -           $ 3,260.87
                                                                ========           ==========


                 See notes to consolidated financial statements.



                                    3 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                               2001                2000
                                                          -------------       -------------
Revenues:

      Rental                                                 $ 2,902             $  2,349
      Other                                                      114                  151
                                                             -------             --------
         Total revenues                                        3,016                2,500
                                                             -------             --------

Expenses:

      Real estate taxes                                          177                  174
      Payroll and payroll expense reimbursements                 203                  164
      Operating expenses                                         173                  162
      Repairs and maintenance                                    214                  189
      Utilities                                                  223                  228
      Management and other fees                                  197                  181
      General and administrative costs                            34                   32
      Insurance                                                   18                   26
      Depreciation                                               530                  586
      Amortization                                               125                  123
                                                             -------             --------
         Total expenses                                        1,894                1,865
                                                             -------             --------

Operating income                                               1,122                  635

Non-operating income (expense):

      Interest income                                             40                   46
      Interest expense                                        (1,021)              (1,002)
                                                             -------             --------
Net income (loss)                                            $   141             $   (321)
                                                             =======             ========

Net income (loss) allocated:

      General Partner                                        $     4             $     (3)

      Investor Limited Partners                                  137                 (318)
                                                             -------             --------
                                                             $   141             $   (321)
                                                             =======             ========

Net income (loss) allocated per unit:

      Investor Limited Partners                              $297.83             $(691.30)
                                                             =======             ========


                 See notes to consolidated financial statements.



                                     4 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                     UNITS OF       INVESTOR
                                      LIMITED        LIMITED        GENERAL
                                    PARTNERSHIP     PARTNERS'      PARTNER'S
                                     INTEREST        DEFICIT        DEFICIT        TOTAL
                                     --------        -------        -------        -----
Balance - January 1, 2001               460         $(10,117)       $ (1,674)     $(11,791)

Net loss                                  -              (46)              -           (46)
                                        ---         --------        --------      --------

Balance - September 30, 2001            460         $(10,163)       $ (1,674)     $(11,837)
                                        ===         ========        ========      ========

















                 See notes to consolidated financial statements.





                                     5 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                  FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2001           2000
                                                              -------------   -------------
Cash Flows from Operating Activities:

Net loss                                                         $   (46)        $  (542)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
      Depreciation and amortization                                2,284           2,369
      Deferred rent receivable                                      (512)           (114)

      Changes in assets and liabilities:
         Other assets                                                361               1
         Accrued interest payable                                     (2)             17
         Accounts payable, accrued expenses, payable
           to related party and security deposits                 (1,476)           (454)
                                                                 -------         -------

Net cash provided by operating activities                            609           1,277
                                                                 -------         -------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                       (647)           (368)
      Decrease (increase) in restricted cash                         414             (81)
      Deferred lease costs                                          (130)           (410)
                                                                 -------         -------
Net cash used in investing activities                               (363)           (859)
                                                                 -------         -------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                           (269)              -
      Distribution to partners                                         -          (1,500)
      Deferred loan costs                                              -            (100)
                                                                 -------         -------

Cash used in financing activities                                   (269)         (1,600)
                                                                 -------         -------

Net Decrease in Cash and Cash Equivalents                            (23)         (1,182)

Cash and Cash Equivalents, Beginning of Period                     3,201           3,194
                                                                 -------         -------
Cash and Cash Equivalents, End of Period                         $ 3,178         $ 2,012
                                                                 =======         =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

      Cash Paid For Interest                                     $ 3,023         $ 2,697
                                                                 =======         =======


                 See notes to consolidated financial statements.



                                     6 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

         The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership pays to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 2001 and 2000, management fees of $420,000 and $391,000, respectively, were incurred.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $201,000 per annum. Fees of $151,000 and $143,000 were paid or accrued during the periods ended September 30, 2001 and 2000, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $30,000 and $19,000 were incurred during the nine months ended September 30, 2001 and 2000, respectively, and have been capitalized to the cost of buildings and improvements.



                                     7 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

         Subsequent to the retirement of the Preferred Units, losses are allocated 1% to the General Partner and 99% to the Limited Partners and income is allocated 3% to the General Partner and 97% to the Limited Partners.

4.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the nine months ended September 30, 2001 and 2000, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                   Office             Parking
                                                    Tower              Garage              Other              Total
                                               -----------------  -----------------   -----------------  ----------------

2001
----

Rental income                                          $  8,341           $     -            $      -           $ 8,341
Other income                                                134               359                   -               493
Interest income                                              75                 -                  13                88
Interest expense                                          2,944               103                   -             3,047
Depreciation and amortization                             2,223                35                   -             2,258
Segment profit (loss)                                       (88)              221                (179)              (46)
Total assets                                             38,226             1,018                 386            39,630
Capital expenditures                                        647                 -                   -               647

2000
----

Rental income                                          $  7,238           $     -            $      -           $  7,238
Other income                                                186               391                   -                577
Interest income                                             124                 -                  36                160
Interest expense                                          2,789                99                   -              2,888
Depreciation and amortization                             2,160                35                   -              2,195
Segment profit (loss)                                      (669)              257                (130)              (542)
Total assets                                             38,126             1,063                 565             39,754
Capital expenditures                                        368                 -                   -                368

                                     8 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $23,000 during the nine months ended September 30, 2001, as compared to December 31, 2000. The decrease is due to $363,000 of cash used in investing activities and $269,000 of cash used for mortgage principal payments (financing activities), which was significantly offset by $609,000 of cash provided by operating activities. Cash used in investing activities consisted of $647,000 expended for improvements to real estate, primarily tenant improvements, and $130,000 of cash expended on leasing costs and commissions, which was partially offset by a decrease of $414,000 in restricted cash. The Property is approximately 98% and 89% leased as of September 30, 2001 and 2000, respectively. At September 30, 2001, the Registrant had approximately $3,178,000 in cash and cash equivalents of which $2,847,000 was invested in interest bearing accounts included in cash and cash equivalents.

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


                                     9 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ----------------------------------------------------------
              (CONTINUED)
              -----------

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

              In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after September 30, 2001. This statement will not affect the Registrant's financial statements.

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

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.


                                    10 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ---------------------------------------------------------
              (CONTINUED)
              -----------

              Results of Operations
              ---------------------

              Operating results, before non-operating income (expense) improved by $727,000 for the nine months ended September 30, 2001, as compared to 2000, due to an increase in revenue of $1,019,000, which was partially offset by an increase in expenses of $292,000. Operating results, before non-operating income (expense) improved by $487,000 for the three months ended September 30, 2001, as compared to 2000.

              Revenues increased by $1,019,000 for the nine months ended September 30, 2001, as compared to 2000, due to an increase in rental income of $1,103,000 which was partially offset by a decrease in other income of $84,000. Rental income increased due to increases in rental rates and occupancy.

              Expenses increased by $292,000 for the nine months ended September 30, 2001, as compared to 2000, primarily due to increases in depreciation ($45,000), utilities ($34,000), amortization ($18,000), payroll and payroll expense reimbursements ($107,000), operating expenses ($42,000), repairs and maintenance ($38,000) and management and other fees ($37,000). These increases were partially offset by a decrease in real estate tax expense ($15,000) and insurance expense ($26,000). Depreciation expense increased due to expenditures for tenant improvements made in connection with an increase in leasing activity in the previous two years.

              Interest income declined due to lower interest rates. Interest expense increased by $159,000 due to an increase in the outstanding balance of the loan in connection with the mortgage refinancing in October 2000. All other income and expense items, including the garage operation, remained relatively constant.

              Quantitative and Qualitative Disclosures of Market Risk
              -------------------------------------------------------

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at September 30, 2001 is at a fixed rate of interest.




                                    11 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

           (a)  None

           (b)  Reports on Form 8-K:

                No report of Form 8-K was filed during the period.




                                    12 of 13

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

                      1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                      --------------------------------------------


                      BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                      BY:   /s/ Michael L. Ashner
                           --------------------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                      BY:  /s/ Thomas Staples
                          --------------------------------------
                           Thomas Staples
                           Chief Financial Officer




                      DATED: November 14, 2001



                                    13 of 13