Form 10KSB
period 2001-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2002-04-01
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                             Commission  File
For the fiscal year ended December 31, 2001                  Number  0-20273

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                       04-6613783
---------------------------                -----------------------------------
(State of organization)                    (I.R.S. Employee Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts      02114
-----------------------------------------------------------------      -----
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number including area code: (617) 570-4600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $11,840,000

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

                  In connection with the Offering, the Registrant's Partnership Agreement was amended to provide that the Registrant's annual cash flow would be distributed: (i) first to the holders of Preferred Units in an amount in cash equal to a cumulative, non-compounded preferred annual return of 12% on such holders invested capital of $23,250 per Preferred Unit (the "Annual Return");
(ii) second, 99% to the Limited Partners and 1% to the General Partner until Limited Partners have received a 6% per annum cumulative, non-compounded return on their invested capital; and (iii) third, 97% to Limited Partners and 3% to the General Partner until Limited Partners have received a return of their invested capital; and (iv) thereafter, 70% to Limited Partners and 30% to the General Partner. In addition to its Annual Return, each Preferred Unit is entitled to receive from all Non-Terminating Capital Transactions (as defined in the Registrant's Partnership Agreement) a distribution equal to the greater of
(i) $46,500 (200% of an investor's original preferred invested capital) or (ii) an amount equal to $23,250 together with a cumulative, compounded return thereon of 15%. As a result of the refinancing of the Property in October 2000 and the Registrant's subsequent distribution to Preferred Unitholders on November 1, 2000 of $11,713,714 ($25,464.60 per unit), the priority distribution was satisfied and the Preferred Units were retired. See "Insert 2, Description of Property-Property Information".

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

         The Registrant and the holder of the mortgage on the Property (the "Lender") reached an agreement pursuant to which the Lender voted in favor of the Plan of Reorganization (the "Plan") submitted by the Operating Partnership, which was confirmed by the Bankruptcy Court on November 13, 1996. The Plan, became effective on February 28, 1997 ("Effective Date") and provided for the modification of the then existing loan.

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

Property Management

         The Operating Partnership has retained as its property manager Winthrop Management LLC ("Winthrop Management"), an affiliate of WFA. Winthrop Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Winthrop Management receives a management fee equal to 5% of gross revenues from the operation of the Property. The Operating Partnership has engaged Insignia/ESG as the Office Tower's exclusive leasing agent for new tenants (an affiliate of WFA remains as the Office Tower's agent for existing tenants).

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

Property Information

         On September 23, 1999 the existing mortgage encumbering the Property was refinanced. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage required monthly payments of interest only and bore interest at 325 basis points over 30-day LIBOR. The mortgage was scheduled to mature on September 20, 2002

         On October 20, 2000, the Partnership replaced this $37,000,000 mortgage note payable with a new $50,000,000 mortgage note. The new mortgage is payable over ten years, maturing on November 1, 2010, with monthly payments of $365,837 representing principal and interest fixed at 7.97%. At maturity, a balloon payment of approximately $44,904,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $147,336 monthly for escrow and reserve accounts. The reserve for tenant improvements required under the previous mortgage was used towards the payoff of the previous mortgage. For services rendered in obtaining the new mortgage, an affiliate of the general partner earned a $125,000 fee.

         The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 2001 and 2000.

                                             Average
    Year           Occupancy              Rent/Sq. Ft.
  --------    ------------------  ---------------------------
    2000             93.4%                   $16.38
    2001             96.0%                   $19.00

         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:

         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:

          Number of          Aggregate sq/ft.
          Tenants whose      Covered by           2001 Rental for          Percentage of Total
          Leases Expire      Expiring Leases      Leases Expiring (1)      Annualized Rental (1)
          -------------      ---------------      -------------------      ---------------------
2002            8                 78,074               $1,634,706                16.197%
2003           11                 75,216               $1,258,065                12.465%
2004            8                121,281               $1,974,589                19.565%
2005            1                 72,979               $1,313,048                13.010%
2006            2                  3,996                  $80,266                 0.795%
2007            1                  4,778                  $78,359                 0.776%
2008            3                148,737               $2,223,751                22.034%
2009            1                 25,448                 $484,516                 4.801%
2010            1                 76,419               $1,045,234                10.357%
2011            0                     --                       --                     --

(1)      Based on actual base rent as of December 31, 2001.

         The following table sets forth those tenants at the Office Tower that, as of December 31, 2001, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.

                                                             Sq. Ft. Rented         Rent/        Lease
Tenant                         Business                      (% of total)           Sq. Ft.      Expiration
------                         --------                      ------------           -------      ----------
J.D.S. Columbine               Software Systems               100,420(16%)          $15.80       12/31/08
Lucent Technologies            Communications                  72,979(12%)          $21.00       12/31/05
GSA Department of Labor        Government Services             76,419(12%)          $18.57       11/30/10

         Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands)of the Property as of December 31, 2001.

      Carrying      Accumulated                              Federal Tax
       Value       Depreciation      Rate       Method          Basis
       -----       ------------      ----       ------          -----

    $52,889,000     $23,363,613     7-35 yrs      S/L        $39,636,000

         The realty tax rate and realty taxes paid for the Property in 2001 were $58.745/1,000 and $875,291 respectively.

Competition

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

         No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately $1,328,182 in 2001 in connection with the tenant improvements and leasing commissions required under the New Leases. The Operating Partnership has budgeted approximately $1,462,131 for tenant improvements and leasing commissions at the Property in 2002. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

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

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 15, 2002, there were approximately 435 holders of 460 Units.

         The following table sets forth distributions made by the Registrant during the years ended December 31, 2001 and 2000

                                              Distributions for Year ended December 31
                                           2001                                     2000
                                           ----                                     ----
                              Aggregate           Per Unit            Aggregate           Per Unit
                              ---------           --------            ---------           --------

Preferred Limited Partners       --                  --            $13,214,000(1)        $28,726(1)

(1) Distribution was made from excess proceeds from the refinancing of the mortgage loan.

See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

         Affiliates of the General Partner own a total of 53.8375 Units representing approximately 11.7% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

         The Registrant's level of liquidity based on cash and cash equivalents decreased by $285,000 for the year ended December 31, 2001, as compared to December 31, 2000. The decrease is attributable to $2,683,000 of cash used in investing activities and $366,000 of cash used for mortgage principal payments (financing activities), which were substantially offset by $2,764,000 of cash provided by operating activities. Cash used in investing activities consisted of a $1,334,000 increase in restricted cash, $1,050,000 of cash used for improvements to real estate, primarily tenant improvements, and $299,000 of cash expended on commissions and leasing costs. The Property is 96% leased as of December 31, 2001. As of December 31, 2001, the Registrant had $2,916,000 in cash and cash equivalents, of which approximately $2,524,000 was invested primarily in money market mutual funds.

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

         The Registrant was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Partnership could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs, including insurance costs.

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

Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. There was no effect from this statement on the Partnership's financial statements.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's liquidity, financial position or results of operations.

Results of Operations

         Operating results, before non-operating income (expenses), improved by $793,000 for the year ended December 31, 2001, as compared to 2000, due to an increase in revenues of $1,336,000 which was partially offset by an increase in expenses of $543,000.

         Revenues increased by $1,336,000 for the year ended 2001, as compared to 2000, due to an increase in rental income of $1,492,000 which was partially offset by a decrease in other income of $156,000. Rental income increased due to an increase in rental rates, which was offset by a slight decline in average occupancy for the year ended December 31, 2001.

         Expenses increased by $543,000 for the year ended 2001, as compared to 2000, primarily due to increases of $125,000 in payroll and payroll expense reimbursements, real estate taxes of $104,000, depreciation of $101,000, operating expenses of $56,000, repairs and maintenance of $44,000 and management fees of $58,000. The increase in depreciation expense was due to expenditures for tenant improvements made in connection with the volume of leasing activity in the previous two years. Real estate taxes increased as a result of an increase in the assessed value of the Property. All other income and expense items, including the garage operation, remained relatively constant.

Quantitative and Qualitative Disclosures of Market Risk

         The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at December 31, 2001 is at a fixed rate of interest.

Item 7.  Financial Statements



                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        Consolidated Financial Statements

                          Year Ended December 31, 2001

                                Table of Contents


                                                                      Page
                                                                      ----

Independent Auditors' Report                                           15

Consolidated Financial Statements:

Balance Sheets at December 31, 2001 and 2000                           16

Statements of Operations for the Years Ended
     December 31, 2001 and 2000                                        17

Statements of Partners' Capital for the Years Ended
     December 31, 2001 and 2000                                        18

Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000                                        19

Notes to Consolidated Financial Statements                             20

                          Independent Auditors' Report



To the Partners
1999 Broadway Associates Limited Partnership:


We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.







                                            /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
March 6, 2002

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                                         DECEMBER 31,
                                                                             -------------------------------------

                                                                                  2001                 2000
                                                                             ----------------    -----------------
ASSETS
Real Estate, at cost:
    Land                                                                     $         1,700     $          1,700
    Building and improvements, net of accumulated
       depreciation of $23,364 (2001) and $20,711 (2000)                              28,875               30,478
                                                                             ----------------    -----------------

                                                                                      30,575               32,178
Other Assets:

    Cash and cash equivalents                                                          2,916                3,201
    Restricted cash                                                                    2,717                1,383
    Other assets                                                                         515                  777
    Deferred rent receivable                                                           2,001                1,360
    Deferred costs, net of accumulated amortization
        of $1,942 (2000) and $2,083 (2000)                                             2,283                2,524
                                                                             ----------------    -----------------

                 Total Assets                                                $        41,007     $         41,423
                                                                             ================    =================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

    Mortgage loan payable                                                    $        49,600     $         49,966
    Accrued interest payable                                                             340                  332
    Accounts payable and accrued expenses                                              1,588                2,375
    Deferred lease termination fee                                                     1,303                    -
    Payable to related party                                                             243                  359
    Security deposits                                                                    133                  182
                                                                             ----------------    -----------------

                 Total Liabilities                                                    53,207               53,214
                                                                             ----------------    -----------------


Partners' Deficit:

    Investor limited partners' deficit (460 units outstanding)                       (10,522)             (10,117)
    General partner's deficit                                                         (1,678)              (1,674)
                                                                             ----------------    -----------------

                 Total Partners' Deficit                                             (12,200)             (11,791)
                                                                             ----------------    -----------------

                 Total Liabilities and Partners' Deficit                     $        41,007     $         41,423
                                                                             ================    =================

                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------

                                                          2001              2000
                                                     --------------    --------------
Revenues:
    Rental income                                    $      11,246     $       9,754
    Other income                                               594               750
                                                     --------------    --------------

                 Total revenues                             11,840            10,504
                                                     --------------    --------------

Expenses:
    Real estate taxes                                          824               720
    Payroll and payroll expense reimbursements                 797               672
    Operating expenses                                         639               583
    Repairs and maintenance                                    876               832
    Utilities                                                  894               918
    Management and other fees                                  770               712
    General and administrative costs                           246               190
    Insurance                                                   79                74
    Depreciation                                             2,653             2,552
    Amortization                                               506               488
                                                     --------------    --------------

                 Total expenses                              8,284             7,741
                                                     --------------    --------------

Operating income                                             3,556             2,763

Non-operating income (expenses):
    Interest income                                            102               226
    Interest expense                                        (4,067)           (4,362)
                                                     --------------    --------------

Net loss                                             $        (409)    $      (1,373)
                                                     ==============    ==============

Net loss allocated:
    General Partner                                  $          (4)    $         (14)

    Investor Limited Partners                                 (405)           (1,359)
                                                     --------------    --------------

Net loss                                             $        (409)    $      (1,373)
                                                     ==============    ==============

Net loss allocated per unit:

    Investor Limited Partners                        $     (880.43)    $   (2,954.35)
                                                     ==============    ==============




                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                        (In Thousands, Except Unit Data)

                                                                                   Investor
                                Preferred Units  Units of                           Limited
                                   of Limited     Limited        Preferred         Partners'         General
                                  Partnership   Partnership    Unit Holders'        Capital         Partner's
                                    Interest     Interest         Deficit          (Deficit)         Deficit            Total
                                --------------- ------------  ----------------  ----------------  ---------------  ----------------
Balance - December 31, 1999           460          460        $          (626)   $        4,944    $      (1,522)   $        2,796

Net loss                                -            -                 -                 (1,359)             (14)           (1,373)

Partners' distributions                 -            -                (13,214)                -           -                (13,214)

Redemption of Preferred
     Unit Holders' Capital           (460)           -                 13,840           (13,702)            (138)                -
                                --------------- ------------  ----------------  ----------------  ---------------  ----------------

Balance - December 31, 2000             -          460                      -           (10,117)          (1,674)          (11,791)

Net loss                                -            -                      -              (405)              (4)             (409)
                                --------------- ------------  ----------------  ----------------  ---------------  ----------------

Balance - December 31, 2001             -          460        $             -    $      (10,522)   $      (1,678)   $      (12,200)
                                =============== ============  ================  ================  ===============  ================




                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------

                                                                            2001                    2000
                                                                    --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $              (409)    $            (1,373)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization                                            3,193                   3,685
         Deferred rent receivable                                                  (641)                   (208)
         Changes in assets and liabilities:
              Other assets                                                          262                    (493)
              Accounts payable, accrued expenses, payable to
                  related party and security deposits                              (952)                    766
              Accrued interest payable                                                8                      45
              Deferred lease termination fee                                      1,303                       -
                                                                    --------------------    --------------------

                 Net cash provided by operating activities                        2,764                   2,422
                                                                    --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                                           (1,050)                 (2,230)
Restricted cash                                                                  (1,334)                  1,145
Deferred costs                                                                     (299)                 (1,082)
                                                                    --------------------    --------------------

                 Net cash used in investing activities                           (2,683)                 (2,167)
                                                                    --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from mortgage loan                                                           -                  50,000
Satisfaction of mortgage loan                                                         -                 (37,000)
Principal payments on mortgage loan                                                (366)                    (34)
Distributions to partners                                                             -                 (13,214)
                                                                    --------------------    --------------------

                 Net cash used in financing activities                             (366)                   (248)
                                                                    --------------------    --------------------

Net (Decrease) Increase in Cash and Cash Equivalents                               (285)                      7

Cash and Cash Equivalents at Beginning of Year                                    3,201                   3,194
                                                                    --------------------    --------------------

Cash and Cash Equivalents at End of Year                            $             2,916     $             3,201
                                                                    ====================    ====================

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                          $             4,025     $             3,672
                                                                    ====================    ====================



               See notes to consolidated financial statements. 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

           In order to fund required tenant improvements, refinance and reduce the Partnership's indebtedness and increase working capital, the Partnership raised equity through an offering of subscription rights ("Rights") to holders of limited partner interests (the "Unitholders") in 1997. The offering allowed the Unitholders to purchase 12% cumulative, non-compounded preferred partnership units ("Preferred Units"). The Partnership received gross proceeds of $10,695,000 from the sale of the Preferred Units, including Preferred Units acquired by affiliates of WFA. Upon consummation of the offering, the Investor Partnership distributed $4,600,000 ($10,000 per unit) to Unitholders. This distribution, including approximately $46,000 paid to the General Partner, was made in January 1998. The partnership agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

           Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

           Concentration of Credit Risk

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. As of December 31, 2001, the Partnership had approximately $2,524,000 invested in money market accounts which are included in cash and cash equivalents.

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

           Advertising

           The Partnership expenses the cost of advertising as incurred. Advertising expenses of approximately $49,000 and $68,000 were incurred for the years ended December 31, 2001 and 2000, respectively, and are included in general and administrative expenses.

           Disclosures About the Fair Value of Financial Instruments

           Financial instruments held by the Partnership as of December 31, 2001 and 2000, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership's long-term debt approximates fair value due to the recent refinancing of the debt.

           Recently Issued Accounting Standards

           The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Recently Issued Accounting Standards (continued)

            In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. There was no effect from this statement on the Partnership's financial statements.

            In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's liquidity, financial position or results of operations.

            Reclassification

            Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 2 - DEFERRED COSTS

           The following is a summary of deferred costs as of December 31:

                                               Period                          2001                        2000
                                       -----------------------          --------------------        -------------------
           Mortgage loan fees              Mortgage term                $         340,000                   $ 339,000
           Lease commissions                Lease terms                         3,767,000                   4,164,000
           Lease costs                       Lease term                           118,000                     104,000
                                                                        --------------------        -------------------
                                                                                4,225,000                   4,607,000

           Accumulated amortization                                            (1,942,000)                 (2,083,000)
                                                                        --------------------        -------------------

                                                                        $       2,283,000           $       2,524,000
                                                                        ====================        ===================


Note 3 - MORTGAGE LOAN PAYABLE

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

           The following is a summary of scheduled principal maturities, by year, under the debt securing the Partnership's property:

                Year                                             Amount
                ----                                             ------

                2002..................................  $          397,000
                2003..................................             430,000
                2004..................................             455,000
                2005..................................             504,000
                2006..................................             546,000
                Thereafter............................          47,268,000
                                                        ------------------
                Total.................................  $       49,600,000
                                                        ==================

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 4 - DEFERRED LEASE TERMINATION FEE

           On December 12, 2001, the Partnership received a lease termination payment from a tenant. This payment has been deferred and will be amortized into income for financial statement purposes until such time as a new tenant occupies the vacated space. As a condition for accepting the lease termination payment, the mortgage holder required the Partnership to deposit the payment into the mortgage reserve account. The lease termination payment is included in restricted cash at December 31, 2001.

Note 5 - RELATED PARTY TRANSACTIONS

           The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

           a. The Partnership pays or accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of approximately $569,000 and $522,000 were incurred for the years ended December 31, 2001 and 2000, respectively.

           b. The Partnership pays or accrues to WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $201,000. Fees of approximately $201,000 and $190,000 were paid for the years ended December 31, 2001 and 2000, respectively.

           c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $42,000 and $73,000 were incurred during the years ended December 31, 2001 and 2000, respectively, and have been capitalized to the cost of building and improvements.

           d. In November 2000, in accordance with the Agreement, the Preferred Unitholders, who are also affiliates of the General Partner, received approximately $7,611,000 of the $13,214,000 in cash distributions from the proceeds received from the mortgage refinancing and cash from operations.

           e. For services rendered in obtaining the new mortgage loan, an affiliate of the General Partner earned $125,000 for the year ended December 31, 2000, which has been capitalized as a deferred cost.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 6 - MINIMUM FUTURE RENTAL REVENUES

           The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

           The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2001, are as follows:

                  2002                           $   9,845,000
                  2003                               9,105,000
                  2004                               7,806,000
                  2005                               6,833,000
                  2006                               5,376,000
                  Thereafter                        15,335,000
                                                --------------

                                                $   54,300,000
                                                ==============

           The Partnership received more that 10% of its lease revenue from four tenants. The Partnership's four largest tenants collectively accounted for approximately 56% of total rental revenue for both of the years ended December 31, 2001 and 2000.

Note 7 - PARTNERS' DISTRIBUTIONS

           There were no distributions of cash for the year ended December 31, 2001.

           In April 2000, the Partnership distributed $1,500,000 ($3,261 per unit) of cash from operations to the Preferred Unitholders. In November 2000, the Partnership distributed $11,714,000 ($25,465 per unit) to the Preferred Unitholders.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 8 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

           The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

           (In Thousands)
                                                                        2001                  2000
                                                                  -----------------     ----------------

           Net loss - financial statements                        $           (409)     $         (1,373)
               Differences resulted from:
                  Depreciation                                                 917                 1,069
                  Lease Termination Fee                                      1,303                     -
                  Prepaid Rents                                               (637)                 (143)
                  Rental Revenue                                               148                  (211)
                  Capitalized Interest                                          84                   212
                  Other                                                        (27)                    3
                                                                  -----------------     ----------------

                  Net income (loss) for tax purposes              $          1,379      $           (443)
                                                                  ================      =================


Note 9 - SEGMENT INFORMATION

           The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

           Segment information for the years 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                        Office              Parking
                                                        Tower               Garage           Other             Total
                                                   -----------------     --------------   ------------    ----------------
            2001

            Rental income                          $         11,246      $           -    $         -     $        11,246
            Other income                                        165                429              -                 594
            Interest income                                      88                  -             14                 102
            Interest expense                                  3,935                132              -               4,067
            Depreciation and amortization                     3,113                 46              -               3,159
            Segment profit (loss)                              (375)               251           (285)
                                                                                                                     (409)
            Total assets                                     39,738              1,006            263              41,007

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 or 2000 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the executive officers of WFA and the position held by each of them, are as follows:

                              Position Held with the           Has Served as a Director
Name                         Managing General Partner              or Officer Since
----                         ------------------------              ----------------
Michael L. Ashner       Chief Executive Officer                          1-96

Thomas C. Staples       Chief Financial Officer                          1-99

Peter Braverman         Executive Vice President                         1-96

Carolyn Tiffany         Chief Operating Officer and Clerk               10-95

         Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

         In addition, each of the foregoing officers and directors hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units") and Preferred Units of Limited Partnership Interests (the "Preferred Units"). The Units and the Preferred Units are not voting securities, except that the consent of the holders of the Units is required to approve or disapprove certain transactions, including the removal of a General Partner and the amendment of the Registrant partnership agreement. In addition, the requisite consent of the holders of Units and Preferred Units, voting as one class, is required to approve the sale of all or substantially all of the assets of the Registrant in a single or related series of transactions. Except as set forth in
(b) below, no holder of Units owns beneficially more than 5% of the Units.

         (b) Security Ownership of Management. The following table sets forth the ownership interest of affiliates of the General Partner in the Partnership.

Holder                             Number of Units Held    Percent of Units Held

Win Partner Interest LLC                        30.1000                    6.54%
Win Partner Interest II LLC                     21.9875                    4.78%
Bronco LLC                                       1.6450            (less than)1%
Cabo Associates LLC                              0.1050            (less than)1%

The principal business address of each of the foregoing is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 2000 and 2001:

Entity                                 Compensation                           2000           2001
------                                 ------------                           ----           ----
Winthrop Financial                     Annual Partnership Investor        $190,000       $201,000
 Associates                            Service Fee


Winthrop Financial
 Associates                            Cash Distributions                 $     --       $     --

Winthrop Management LLC                Management Fee                     $522,000       $569,000
Winthrop Management LLC                Construction, Supervision, Legal    $73,000        $42,000
                                       and Leasing Fees


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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                    By:     WINTHROP FINANCIAL ASSOCIATES,
                                            A LIMITED PARTNERSHIP,
                                            Managing General Partner

                                            By: /s/ Michael L. Ashner
                                                --------------------------------
                                                    Michael Ashner
                                                    Chief Executive Officer

                                            Date:  March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name            Title                             Date
--------------            -----                             ----

/s/ Michael Ashner        Chief Executive Officer           March 28, 2002
------------------
Michael Ashner

/s/ Thomas Staples        Chief Financial Officer           March 28, 2002
-------------------
Thomas Staples

                                  EXHIBIT INDEX

Exhibit
Number   Document
------   --------
3(a) Certificate of Limited Partnership of 1999 Broadway Associates Limited Partnership, filed on January 10, 1989(1)

4(a) Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership, dated as of September 22, 1989(1)

4(b) Amended and Restated Partnership Agreement of 1999 Broadway Joint Venture dated as of September 22, 1989 and the First Amendment to the Partnership Agreement of 1999 Broadway Joint Venture dated as of December 1, 1991(1)

4(c) Second Amended and Restated Agreement of Limited Partnership of the Registrant (5)

10(a) Amended Promissory Note, dated November 1, 1991 payable to the order of First Interstate Structures, Inc.(1)

10(b)    Deed of Trust, Assignment of Rents, Security Agreement and
         Financing Statement, dated September 30, 1988 and Amendment to Deed of Trust, dated November 1, 1991 ("Deed of Trust")(1)

10(c) Security Agreement, dated September 30, 1988 and the Amendment to Security Agreement, dated as of November 1, 1991(1)

10(d) Assignment of Leases and Rents, dated as of September 30, 1988 and the Amendment to Assignment of Leases and Rents, dated as of November 1, 1991(1)

10(e)    Special Warranty Deed, dated September 30, 1988(1)

10(f) Amended and Restated Commercial Management Agreement, dated as of January 1, 1990 (the "Management Agreement") and the First Amendment to the Management Agreement, dated October 22, 1991(1)

10(g)    Leasing Agreement, dated as of January 1, 1990(1)

10(h) Exclusive Leasing Agency Agreement dated July 15, 1993 between 1999 Broadway Partnership and Cushman Realty Corporation of Colorado(2)

10(i) Amendment to Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited Partnership(3)

10(j)    Disclosure Statement of 1999 Broadway Partnership dated March 14,
         1996(4)

10(k) Fourth Amended Plan of Reorganization of 1999 Broadway Partnership dated November 1, 1996(6)

10(l) Reaffirmation, Ratification and Amendment Agreement dated as of February 28, 1997 by and among 1999 Broadway Partnership, 1999 Broadway Associates Limited Partnership, 1999 Broadway Partners, L.P. and DAG Management, Inc.(6)

10(m) Guaranty made as of February 28, 1997, by 1999 Broadway Associates Limited Partnership in favor of DAG Management, Inc. (a substantially similar guaranty has been issued by 1999 Broadway Partners, L.P. in favor of DAG Management, Inc.)(6)

-------------------------

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