Form 10QSB
period 2002-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2002-05-15
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                           Delaware                                                     04-6613783
--------------------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                       02114-9507
-----------------------------------------------------------------          ------------------------------------
            (Address of principal executive office)                                     (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------

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

                           FORM 10-QSB MARCH 31, 2002

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                 MARCH 31,             DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                   2002                   2001
                                                                ----------            -------------
Assets

Real estate, at cost:

Land                                                            $    1,700             $    1,700
Buildings and improvements, net of accumulated
      depreciation of $23,982 (2002) and $23,364 (2001)             28,675                 28,875
                                                                ----------             ----------

                                                                    30,375                 30,575
Other Assets:

Cash and cash equivalents                                            2,572                  2,916
Restricted cash                                                      2,758                  2,717
Other assets                                                           442                    515
Deferred rent receivable                                             2,178                  2,001
Deferred costs, net of accumulated amortization
      of $2,075 (2002) and $1,942 (2001)                             2,152                  2,283
                                                                ----------             ----------

         Total assets                                           $   40,477             $   41,007
                                                                ==========             ==========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                           $   49,490             $   49,600
Accrued interest payable                                               340                    340
Accounts payable and accrued expenses                                1,176                  1,588
Deferred lease termination fee                                       1,303                  1,303
Payable to related party                                               312                    243
Security deposits                                                      133                    133
                                                                ----------               --------

         Total liabilities                                          52,754                 53,207
                                                                ----------             ----------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)         (10,598)               (10,522)
General partner's deficit                                           (1,679)                (1,678)
                                                                ----------             ----------

         Total Partners' Deficit                                   (12,277)               (12,200)
                                                                ----------             ----------

         Total Liabilities and Partners' Deficit                $   40,477             $   41,007
                                                                ==========             ==========


                 See notes to consolidated financial statements.



                                     2 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)             FOR THE THREE MONTHS ENDED
                                                              MARCH 31,          MARCH 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                2002               2001
                                                             ----------         ----------
Revenues:

      Rental                                                 $    2,911         $    2,618
      Other                                                         174                194
                                                             ----------         ----------

         Total revenues                                           3,085              2,812
                                                             ----------         ----------

Expenses:

      Real estate taxes                                             203                177
      Payroll and payroll expense reimbursements                    174                166
      Operating expenses                                            176                163
      Repairs and maintenance                                       304                236
      Utilities                                                     235                230
      Management and other fees                                     209                188
      General and administrative costs                               32                 31
      Insurance                                                      36                 17
      Depreciation                                                  618                674
      Amortization                                                  124                124
                                                             ----------         ----------

         Total expenses                                           2,111              2,006
                                                             ----------         ----------

Operating income                                                    974                806

Non-operating income (expense):
      Interest income                                                12                 31
      Interest expense                                             (996)            (1,014)
                                                             ----------         ----------

Net loss                                                     $      (10)        $     (177)
                                                             ==========         ==========

Net loss allocated:

      General Partner                                        $        -         $       (2)


      Investor Limited Partners                                     (10)              (175)
                                                             ----------         ----------

                                                             $      (10)        $     (177)
                                                             ==========         ==========

Net loss allocated per unit:

      Investor Limited Partners                              $   (21.74)        $  (380.43)
                                                             ==========         ==========



                 See notes to consolidated financial statements.



                                     3 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002



CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)



                                  UNITS OF          INVESTOR
                                   LIMITED           LIMITED              GENERAL
                                 PARTNERSHIP        PARTNERS'            PARTNER'S
                                   INTEREST          DEFICIT              DEFICIT              TOTAL
                                 -----------        ---------            ---------            -------
Balance - December 31, 2001             460         $ (10,522)            $ (1,678)          $ (12,200)

Net loss                                  -               (10)                   -                 (10)

Distribution                              -               (66)                  (1)                (67)
                                 ----------         ---------             --------           ---------

Balance - March 31, 2002                460         $ (10,598)            $ (1,679)          $ (12,277)
                                 ==========         =========             ========           =========
























                See notes to consolidated financial statements.

                                     4 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                    FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,        MARCH 31,
                                                                    2002             2001
                                                                 ---------        ---------
Cash Flows from Operating Activities:

Net loss                                                         $    (10)        $   (177)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
      Depreciation and amortization                                   751              807
      Deferred rent receivable                                       (177)             (97)
      Changes in assets and liabilities:
         Other assets                                                  73              318
         Accrued interest payable                                       -               10
         Accounts payable, accrued expenses, payable
           to related party and security deposits                    (343)            (942)
                                                                 --------         --------

Net cash provided by (used in) operating activities                   294              (81)
                                                                 --------         --------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                        (418)            (413)
      Restricted cash                                                 (41)             (70)
      Deferred costs                                                   (2)             (99)
                                                                 --------         --------

Cash used in investing activities                                    (461)            (582)
                                                                 --------         --------

Cash Flows from Financing Activities:

      Distribution to Partners                                        (67)               -
      Principal payments on mortgage loan                            (110)            (102)
                                                                 --------         --------

Cash used in financing activities                                    (177)            (102)
                                                                 --------         --------

Net Decrease in Cash and Cash Equivalents                            (344)            (765)

Cash and Cash Equivalents, Beginning of Period                      2,916            3,201
                                                                 --------         --------

Cash and Cash Equivalents, End of Period                         $  2,572         $  2,436
                                                                 ========         ========

Supplemental Disclosure of Cash Flow Information:

      Cash Paid For Interest                                     $    987         $    995
                                                                 ========         ========


                 See notes to consolidated financial statements.


                                     5 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership"), 1999 Broadway Partnership (the "Operating Partnership") and 1999 Broadway LLC (the "Operating Company"). The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnerships". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Investor Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership, (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 2002 and 2001, management fees of $156,000 and $138,000, respectively, were incurred.

         b. The Investor Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $213,000 per annum. Fees of $53,000 and $50,000 were paid or accrued during the periods ended March 31, 2002 and 2001, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $17,000 and $20,000 were incurred during the three months ended March 31, 2002 and 2001, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In March 2002, the General Partner received a $1,000 distribution of cash flow from operations.



                                     6 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       ALLOCATION OF LOSS AND DISTRIBUTION OF CASH FLOW

         In accordance with the partnership agreement losses are allocated 1% to the General Partner and 99% to the Limited Partners. Net income is allocated 3% to the General Partner and 97% to the limited partners. Cash flow is distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partner.

4.       PARTNERS DISTRIBUTION

         During March 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner.

5.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the three months ended March 31, 2002 and 2001, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                  Office     Parking
                                                   Tower      Garage      Other     Total
                                                ----------   --------    -------  ---------

            2002

            Rental income                       $    2,911   $      -    $    -   $   2,911
            Other income                                28        146         -         174
            Interest income                             12          -         -          12
            Interest expense                           964         32         -         996
            Depreciation and amortization              730         12         -         742
            Segment profit (loss)                      (47)       102       (65)        (10)
            Total assets                            39,236        994       247      40,477
            Capital expenditures                       418          -         -         418

            2001

            Rental income                       $    2,618   $      -    $    -   $   2,618
            Other income                                59        135         -         194
            Interest income                             25          -         6          31
            Interest expense                           981         33         -       1,014
            Depreciation and amortization              786         12         -         798
            Segment profit (loss)                     (210)        91       (58)       (177)
            Total assets                            38,671      1,040       501      40,212
            Capital expenditures                       413          -         -         413

                                     7 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $344,000 during the three months ended March 31, 2002, as compared to December 31, 2001. The decrease is due to $461,000 of cash used in investing activities and $177,000 of cash used in financing activities, which were partially offset by $294,000 of cash provided by operating activities. Cash used in investing activities consisted of $418,000 of cash used for improvements to real estate, primarily tenant improvements, $2,000 of cash expended on leasing costs and commissions and an increase of $41,000 in restricted cash. Cash used in financing activities included $110,000 of mortgage principal payments and $67,000 in distributions to the partners. The Property is approximately 95% leased as of March 31, 2002 as compared to 88% at March 31, 2001. At March 31, 2002, the Registrant had $2,572,000 in cash and cash equivalents, of which approximately $1,888,000 was invested primarily in money market mutual funds.

              The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. During March 2002, the partnership made $67,000 in distributions to the partners.

              The Registrant was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Registrant could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs, including insurance costs.

                                     8 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

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

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement will not have a material effect on the Partnership's liquidity, financial position or results of operations.












                                     9 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

              Results of Operations

              Operating results, before non-operating income (expense) improved by $168,000 for the three months ended March 31, 2002, as compared to 2001, due to an increase in revenue of $273,000, which was partially offset by an increase in expenses of $105,000.

              Revenues increased by $273,000 for the three months ended March 31, 2002, as compared to 2001, due to increases in rental income of $293,000, which was slightly offset by a decrease in other income of $20,000. Rental income increased due to an increase in rental rates and an increase in occupancy.

              Expenses increased by $105,000 for the three months ended March 31, 2002, as compared to 2001, primarily due to increases in real estate taxes ($26,000), repairs and maintenance ($68,000) and management and other fees ($21,000). These increases were partially offset by a decrease in depreciation ($56,000).

              Interest income declined due to a decline in interest rates. Interest expense decreased by $18,000 due to a decrease in the outstanding balance of the loan. All other income and expense items, including the garage operation, remained relatively constant.

              Quantitative and Qualitative Disclosures of Market Risk

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at March 31, 2002 is at a fixed rate of interest.

                                    10 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  None.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2002.

                                    11 of 12

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2002

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

                        1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                            MANAGING GENERAL PARTNER


                        BY: /s/ Michael L. Ashner
                            --------------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                        BY: /s/ Thomas Staples
                            --------------------------------
                            Thomas Staples
                            Chief Financial Officer

                        DATED: May 14, 2002



















                                    12 of 12