Form 10QSB
period 2002-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2002-08-14
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                           Delaware                                                04-6613783
------------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                  02114-9507
------------------------------------------------------------------    -------------------------------------
            (Address of principal executive office)                                (Zip Code)

    Registrant's telephone number, including area code    (617) 570-4600
                                                        ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X           No
                                       ---     ---













                                     1 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  JUNE 30,      DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                   2002            2001
                                                                                  --------     --------------
Assets

Real estate, at cost:
Land                                                                              $  1,700       $  1,700
Buildings and improvements, net of accumulated
      depreciation of $24,606 (2002) and $23,364 (2001)                             28,407         28,875
                                                                                  ---------      ---------
                                                                                    30,107         30,575
Other Assets:

Cash and cash equivalents                                                            2,131          2,916
Restricted cash                                                                      2,908          2,717
Other assets                                                                           443            515
Deferred rent receivable                                                             1,964          2,001
Deferred costs, net of accumulated amortization
      of $2,225 (2002) and $1,942 (2001)                                             2,039          2,283
                                                                                  ---------      ---------
         Total assets                                                             $ 39,592       $ 41,007
                                                                                  =========      =========
Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                                             $ 49,400       $ 49,600
Accrued interest payable                                                               328            340
Accounts payable and accrued expenses                                                  843          1,588
Deferred lease termination fee                                                       1,049          1,303
Payable to related party                                                               322            243
Security deposits                                                                      133            133
                                                                                  ---------      --------
         Total liabilities                                                          52,075         53,207
                                                                                  ---------      --------
Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)                         (10,802)       (10,522)
General partner's deficit                                                           (1,681)        (1,678)
                                                                                  ---------      --------
         Total Partners' Deficit                                                   (12,483)       (12,200)
                                                                                  ---------      --------
         Total Liabilities and Partners' Deficit                                  $ 39,592       $ 41,007
                                                                                  =========      ========


                 See notes to consolidated financial statements.

                                     2 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                   FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,       JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                       2002          2001
                                                                    ---------      --------
Revenues:

      Rental                                                        $   5,693      $  5,439
      Other                                                               277           379
                                                                    ---------      --------
         Total revenues                                                 5,970         5,818
                                                                    ---------      --------
Expenses:

      Real estate taxes                                                   405           353
      Payroll and payroll expense reimbursements                          353           340
      Operating expenses                                                  389           329
      Repairs and maintenance                                             583           461
      Utilities                                                           424           462
      Management and other fees                                           403           374
      General and administrative costs                                     76            70
      Insurance                                                            71            35
      Depreciation                                                      1,242         1,353
      Amortization                                                        266           250
                                                                    ---------      --------
         Total expenses                                                 4,212         4,027
                                                                    ---------      --------
Operating income                                                        1,758         1,791

Non-operating income (expense):
      Interest income                                                      26            48
      Interest expense                                                 (2,000)       (2,026)
                                                                    ---------      --------
Net loss                                                            $    (216)     $   (187)
                                                                    =========      ========
Net loss allocated:
      General Partner                                               $      (2)     $     (2)
      Investor Limited Partners                                          (214)         (185)
                                                                    ---------      --------
                                                                    $    (216)     $   (187)
                                                                    =========      ========
Net loss allocated per unit:
      Investor Limited Partners                                     $ (465.22)     $(402.17)
                                                                    =========      ========
Distribution per unit of Investor Limited Partners interest         $  143.48      $      -
                                                                    =========      ========


                 See notes to consolidated financial statements.

                                     3 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)     FOR THE THREE MONTHS ENDED
                                                        JUNE 30,      JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                          2002          2001
                                                      -----------    ----------
Revenues:
     Rental                                           $  2,782        $ 2,821
     Other                                                 103            185
                                                      ---------       -------
         Total revenues                                  2,885          3,006
                                                      ---------       -------
Expenses:
     Real estate taxes                                     202            176
     Payroll and payroll expense reimbursements            179            174
     Operating expenses                                    213            166
     Repairs and maintenance                               279            225
     Utilities                                             189            232
     Management and other fees                             194            186
     General and administrative costs                       44             39
     Insurance                                              35             18
     Depreciation                                          624            679
     Amortization                                          142            126
                                                      ---------       -------
         Total expenses                                  2,101          2,021
                                                      ---------       -------
Operating income                                           784            985
Non-operating income (expense):
     Interest income                                        14             17
     Interest expense                                   (1,004)        (1,012)
                                                      ---------       -------
Net loss                                              $   (206)       $   (10)
                                                      =========       =======
Net loss allocated:
     General Partners                                 $     (2)       $     -
     Investor Limited Partners                            (204)           (10)
                                                      ---------       -------
                                                      $   (206)       $   (10)
                                                      =========       =======
Net loss allocated per unit:

     Investor Limited Partners                        $(443.48)       $(21.74)
                                                      =========       =======


                 See notes to consolidated financial statements.

                                     4 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                     UNITS OF     INVESTOR
                                                     LIMITED       LIMITED       GENERAL
                                                   PARTNERSHIP    PARTNERS'     PARTNER'S
                                                     INTEREST      DEFICIT       DEFICIT       TOTAL
                                                   ------------   ---------     ---------    ---------
Balance - January 1, 2002                                 460     $(10,522)     $(1,678)     $(12,200)
Net loss                                                  -           (214)          (2)         (216)
Distribution                                              -            (66)          (1)          (67)
                                                    ---------     --------      -------      --------
Balance - June 30, 2002                                   460     $(10,802)     $(1,681)     $(12,483)
                                                    =========     ========      =======      ========


                See notes to consolidated financial statements.


                                     5 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(IN THOUSANDS)                                                       FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,    JUNE 30,
                                                                        2002         2001
                                                                     ----------   ----------
Cash Flows from Operating Activities:
Net loss                                                               $  (216)    $  (187)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
      Depreciation and amortization                                      1,525       1,620
      Amortization of deferred lease termination fee                      (254)          -
      Deferred rent receivable                                              37        (374)
      Changes in assets and liabilities:
         Other assets                                                       72         392
         Accrued interest payable                                          (12)         (1)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                         (666)     (1,416)
                                                                       --------    -------
Net cash provided by operating activities                                  486          34
                                                                       --------    -------
Cash Flows from Investing Activities:
      Additions to buildings and improvements                             (774)       (683)
      Restricted cash                                                     (191)       (145)
      Deferred costs                                                       (39)       (102)
                                                                       --------    -------
Cash used in investing activities                                       (1,004)       (930)
                                                                       --------    -------
Cash Flows from Financing Activities:
      Distribution to Partners                                             (67)          -
      Principal payments on mortgage loan                                 (200)       (185)
                                                                       --------    -------
Cash used in financing activities                                         (267)       (185)
                                                                       --------    -------
Net Decrease in Cash and Cash Equivalents                                 (785)     (1,081)
Cash and Cash Equivalents, Beginning of Period                           2,916       3,201
                                                                       --------    -------
Cash and Cash Equivalents, End of Period                               $ 2,131     $ 2,120
                                                                       ========    =======
Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                           $ 1,995     $ 2,010
                                                                       ========    =======


                 See notes to consolidated financial statements.

                                     6 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

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

         The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 2002 and 2001, management fees of $296,000 and $274,000, respectively, were incurred.

         b. The Investor Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $213,000 per annum. Fees of $107,000 and $100,000 were paid or accrued during the periods ended June 30, 2002 and 2001, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $29,000 and $32,000 were incurred during the six months ended June 30, 2002 and 2001, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In March 2002, the General Partner received a $1,000 distribution of cash flow from operations.




                                     7 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

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

4.       PARTNERS DISTRIBUTION

         For the six months ended June 30, 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner.

5.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the six months ended June 30, 2002 and 2001, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                      Office    Parking
                                      Tower      Garage     Other      Total
                                     --------   --------   -------    -------

2002

Rental income                         $ 5,693    $    -    $   -     $ 5,693
Other income                               46       231        -         277
Interest income                            21         -        5          26
Interest expense                        1,936        64        -       2,000
Depreciation and amortization           1,485        23        -       1,508
Segment profit (loss)                    (177)      144     (183)       (216)
Total assets                           38,432       983      177       9,592
Capital expenditures                      774         -        -         774

2001

Rental income                         $ 5,439    $    -    $   -     $ 5,439
Other income                               92       287        -         379
Interest income                            38         -       10          48
Interest expense                        1,959        67        -       2,026
Depreciation and amortization           1,580        23        -       1,603
Segment profit (loss)                    (264)      197     (120)       (187)
Total assets                           38,103     1,029      502      39,634
Capital expenditures                      683         -        -         683


                                     8 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $785,000 during the six months ended June 30, 2002, as compared to December 31, 2001. The decrease is due to $1,004,000 of cash used in investing activities and $267,000 of cash used in financing activities, which were partially offset by $486,000 of cash provided by operating activities. Cash used in investing activities consisted of $774,000 of cash used for improvements to real estate, primarily tenant improvements, $39,000 of cash expended on leasing costs and commissions and an increase of $191,000 in restricted cash. Cash used in financing activities included $200,000 of mortgage principal payments and $67,000 in distributions to the partners. The Property is approximately 86% leased as of June 30, 2002 as compared to 97% at June 30, 2001. At June 30, 2002, the Registrant had $2,131,000 in cash and cash equivalents, of which approximately $1,501,000 was invested primarily in money market mutual funds.

              The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. As of June 2002, the partnership made $67,000 in distributions to the partners.

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


                                     9 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

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


















                                    10 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principles Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

              Results of Operations

              Operating results, before non-operating income (expense) declined by $33,000 for the six months ended June 30, 2002, as compared to 2001, due to an increase in expenses of $185,000 which was partially offset by an increase in revenue of $152,000. Operating results, before non-operating income (expense) declined by $201,000 for the three months ended June 30, 2002, as compared to 2001.

              Revenue increased by $152,000 for the six months ended June 30, 2002, as compared to 2001, due to increased in rental income of $254,000, which was partially offset by a decrease in other income of $102,000. Rental income increased due to an increase in rental rates which was partially offset by a decrease in occupancy.


              Expenses increased by $185,000 for the six months ended June 30, 2002, as compared to 2001, primarily due to increases in real estate taxes ($52,000), repairs and maintenance ($122,000), operating expenses ($60,000), insurance ($36,000) and management and other fees ($29,000). These increases were partially offset by a decrease in depreciation ($111,000).

              Interest income declined due to a decline in interest rates. Interest expense decreased by $26,000 due to a decrease in the outstanding balance of the loan. All other income and expense items, including the garage operation, remained relatively constant.




                                    11 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Quantitative and Qualitative Disclosures of Market Risk

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at June 30, 2002 is at a fixed rate of interest.







































                                    12 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended June 30, 2002.


































                                    13 of 15

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2002


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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                  BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                  BY:   /s/ Michael L. Ashner
                        ---------------------------------
                        Michael L. Ashner
                        Chief Executive Officer

                  BY:   /s/ Thomas Staples
                        ---------------------------------
                        Thomas Staples
                        Chief Financial Officer




                  DATED: August 14, 2002



















                                    14 of 15