Form 10QSB
period 2002-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2002-11-14
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                   Delaware                                                        04-6613783
--------------------------------------------------------------------------------   ------------------------------------
        (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

      7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                            02114-9507
--------------------------------------------------------------------------------   ------------------------------------
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






                                     1 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                               SEPTEMBER 30,    DECEMBER 31,
(In Thousands, Except Unit Data)                                   2002             2001
                                                               -------------    ------------
Assets

Real estate, at cost:

Land                                                              $  1,700         $  1,700
Buildings and improvements, net of accumulated
      depreciation of $25,229 (2002) and $23,364 (2001)             27,850           28,875
                                                                  --------         --------

                                                                    29,550           30,575
Other Assets:

Cash and cash equivalents                                            2,290            2,916
Restricted cash                                                      3,370            2,717
Other assets                                                           402              515
Deferred rent receivable                                             2,145            2,001
Deferred costs, net of accumulated amortization
      of $2,367 (2002) and $1,942 (2001)                             1,923            2,283
                                                                  --------         --------

         Total assets                                             $ 39,680         $ 41,007
                                                                  ========         ========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                             $ 49,308         $ 49,600
Accrued interest payable                                               327              340
Accounts payable and accrued expenses                                1,121            1,588
Deferred lease termination fee                                         897            1,303
Payable to related party                                               328              243
Security deposits                                                      122              133
                                                                  --------         --------

         Total liabilities                                          52,103           53,207
                                                                  --------         --------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)         (10,742)         (10,522)
General partner's deficit                                           (1,681)          (1,678)
                                                                  --------         --------

         Total Partners' Deficit                                   (12,423)         (12,200)
                                                                  --------         --------

         Total Liabilities and Partners' Deficit                  $ 39,680         $ 41,007
                                                                  ========         ========


                See notes to consolidated financial statements.

                                     2 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                    2002            2001
                                                               --------------   -------------
Revenues:

      Rental                                                       $ 8,712         $ 8,341
      Other                                                            369             493
                                                                   -------         -------

         Total revenues                                              9,081           8,834
                                                                   -------         -------

Expenses:

      Real estate taxes                                                607             530
      Payroll and payroll expense reimbursements                       551             543
      Operating expenses                                               550             502
      Repairs and maintenance                                          790             675
      Utilities                                                        621             685
      Management and other fees                                        601             571
      General and administrative costs                                 151             104
      Insurance                                                        126              53
      Depreciation                                                   1,865           1,883
      Amortization                                                     400             375
                                                                  --------        --------

         Total expenses                                              6,262           5,921
                                                                  --------        --------

Operating income                                                     2,819           2,913

Non-operating income (expense):
      Interest income                                                   38              88
      Interest expense                                              (3,013)         (3,047)
                                                                  --------        --------

Net loss                                                           $  (156)        $   (46)
                                                                  ========        ========

Net loss allocated:

      General Partner                                              $    (2)        $    --

      Investor Limited Partners                                       (154)            (46)
                                                                  --------        --------

                                                                   $  (156)        $   (46)
                                                                  ========        ========

Net loss allocated per unit:

      Investor Limited Partners                                   $(334.78)       $(100.00)
                                                                  ========        ========

Distribution per unit of Investor Limited Partners interest        $143.48         $    --
                                                                  ========        ========


                See notes to consolidated financial statements.

                                     3 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)     FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                        2002             2001
                                                    -------------    --------------
Revenues:

     Rental                                          $   3,019       $   2,902
     Other                                                  92             114
                                                     ----------      ----------

         Total revenues                                  3,111           3,016
                                                     ----------      ----------

Expenses:

     Real estate taxes                                     202             177
     Payroll and payroll expense reimbursements            198             203
     Operating expenses                                    161             173
     Repairs and maintenance                               207             214
     Utilities                                             197             223
     Management and other fees                             198             197
     General and administrative costs                       75              34
     Insurance                                              55              18
     Depreciation                                          623             530
     Amortization                                          134             125
                                                     ----------      ----------

         Total expenses                                  2,050           1,894
                                                     ----------      ----------

Operating income                                         1,061           1,122

Non-operating income (expense):
     Interest income                                        12              40
     Interest expense                                   (1,013)         (1,021)
                                                     ----------      ----------

Net income                                           $      60       $     141
                                                     ==========      ==========

Net income allocated:

     General Partners                                $       2       $       4

     Investor Limited Partners                              58             137
                                                     ----------      ----------

                                                     $      60       $     141
                                                     ==========      ==========

Net income allocated per unit:

     Investor Limited Partners                       $  126.09       $  297.83
                                                     ==========      ==========



                See notes to consolidated financial statements.

                                     4 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                     UNITS OF         INVESTOR
                                     LIMITED           LIMITED              GENERAL
                                   PARTNERSHIP        PARTNERS'            PARTNER'S
                                     INTEREST          DEFICIT              DEFICIT              TOTAL
                                  ---------------  ----------------     ----------------    ----------------
Balance - January 1, 2002                    460   $       (10,522)     $        (1,678)    $       (12,200)

Net loss                                       -              (154)                  (2)               (156)

Distribution                                   -               (66)                  (1)                (67)
                                  ---------------  ----------------     ----------------    ----------------

Balance - September 30, 2002                 460   $       (10,742)     $        (1,681)    $       (12,423)
                                  ===============  ================     ================    ================
























                See notes to consolidated financial statements.

                                     5 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB SEPTEBER 30, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                      FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    2002               2001
                                                                 -----------        -----------
Cash Flows from Operating Activities:

Net loss                                                         $     (156)        $      (46)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
      Depreciation and amortization                                   2,290              2,284
      Amortization of deferred lease termination fee                   (406)                 -
      Deferred rent receivable                                         (144)              (512)
      Changes in assets and liabilities:
         Other assets                                                   113                361
         Accrued interest payable                                       (13)                (2)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                      (393)            (1,476)
                                                                 -----------        -----------

Net cash provided by operating activities                             1,291                609
                                                                 -----------        -----------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                          (840)              (647)
      Restricted cash                                                  (653)               414
      Deferred costs                                                    (65)              (130)
                                                                 -----------        -----------

Cash used in investing activities                                    (1,558)              (363)
                                                                 -----------        -----------

Cash Flows from Financing Activities:

      Distribution to Partners                                          (67)                   -
      Principal payments on mortgage loan                              (292)              (269)
                                                                 -----------        -----------

Cash used in financing activities                                      (359)              (269)
                                                                 -----------        -----------

Net Decrease in Cash and Cash Equivalents                              (626)               (23)

Cash and Cash Equivalents, Beginning of Period                        2,916              3,201
                                                                 -----------        -----------

Cash and Cash Equivalents, End of Period                         $    2,290         $    3,178
                                                                 ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                     $    3,001         $    3,023
                                                                 ===========        ===========


                See notes to consolidated financial statements.

                                     6 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

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

         The results of operations for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 2002 and 2001, management fees of $441,000 and $420,000, respectively, were incurred.

         b. The Investor Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $213,000 per annum. Fees of $160,000 and $151,000 were paid or accrued during the periods ended September 30, 2002 and 2001, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $31,000 and $30,000 were incurred during the nine months ended September 30, 2002 and 2001, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In March 2002, the General Partner received a $1,000 distribution of cash flow from operations.




                                     7 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

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

4.       PARTNERS DISTRIBUTION

         For the nine months ended September 30, 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner.

5.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the nine months ended September 30, 2002 and 2001, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                      Office           Parking
                                       Tower            Garage          Other            Total
                                     -------           --------       ---------        ---------
2002

Rental income                        $  8,712         $     --        $     --         $  8,712
Other income                               64              305              --              369
Interest income                            31               --               7               38
Interest expense                        2,917               96              --            3,013
Depreciation and amortization           2,230               35              --            2,265
Segment profit (loss)                    (143)             174            (187)            (156)
Total assets                           38,530              971             179           39,680
Capital expenditures                      840               --              --              840

2001

Rental income                        $  8,341         $     --        $     --         $  8,341
Other income                              134              359              --              493
Interest income                            75               --              13               88
Interest expense                        2,944              103              --            3,047
Depreciation and amortization           2,223               35              --            2,258
Segment profit (loss)                     (88)             221            (179)             (46)
Total assets                           38,226            1,018             386           39,630
Capital expenditures                      647               --              --              647

                                     8 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

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

         The Registrant's level of liquidity based on cash and cash equivalents decreased by $626,000 during the nine months ended September 30, 2002, as compared to December 31, 2001. The decrease is due to $1,558,000 of cash used in investing activities and $359,000 of cash used in financing activities, which were partially offset by $1,291,000 of cash provided by operating activities. Cash used in investing activities consisted of $840,000 of cash used for improvements to real estate, primarily tenant improvements, $65,000 of cash expended on leasing costs and commissions and an increase of $653,000 in restricted cash. Cash used in financing activities included $292,000 of mortgage principal payments and $67,000 in distributions to the partners. The Property is approximately 86% leased as of September 30, 2002 as compared to 98% at September 30, 2001. At September 30, 2002, the Registrant had $2,290,000 in cash and cash equivalents, of which approximately $1,495,000 was invested primarily in money market mutual funds.

         The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

         The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005, its recent financial reports indicate that the company is experiencing financial difficulties. In the event that Lucent Technologies files for bankruptcy, there is a substantial likelihood that its lease with the Partnership would be rejected. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

                                     9 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. As of September 2002, the Partnership made $67,000 in distributions to the partners.

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




                                    10 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         Results of Operations

         Operating results, before non-operating income (expense) declined by $94,000 for the nine months ended September 30, 2002, as compared to 2001, due to an increase in expenses of $341,000 which was partially offset by an increase in revenue of $247,000. Operating results, before non-operating income (expense) declined by $61,000 for the three months ended September 30, 2002, as compared to 2001.

         Revenue increased by $247,000 for the nine months ended September 30, 2002, as compared to 2001, due to an increase in rental income of $371,000, which was partially offset by a decrease in other income of $124,000. Rental income increased due to an increase in rental rates which was partially offset by a decrease in occupancy. Other income decreased due to reduced occupancy, which affected the volume of other billable services provided by the Property, including the Garage operation.



                                    11 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations (Continued)

         Expenses increased by $341,000 for the nine months ended September 30, 2002, as compared to 2001, primarily due to increases in real estate taxes ($77,000), repairs and maintenance ($115,000), operating expenses ($48,000), insurance ($73,000), general and administrative costs ($47,000), amortization ($25,000) and management and other fees ($30,000). These increases were slightly offset by decreases in utilities ($64,000) and depreciation ($18,000).

         Interest income declined primarily due to a decline in interest rates. Interest expense decreased by $34,000 due to a decrease in the outstanding balance of the loan. All other income and expense items remained relatively constant.

         Quantitative and Qualitative Disclosures of Market Risk

         The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at September 30, 2002 is at a fixed rate of interest.

ITEM 3.  CONTROLS AND PROCEDURES

         The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 131 - 14 (c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


















                                    12 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.



























                                    13 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


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

                      1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                      BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER


                      BY:   /s/ Michael L. Ashner
                            -----------------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                      BY:   /s/ Thomas Staples
                            -----------------------------------
                            Thomas Staples
                            Chief Financial Officer




                      DATED:  November 14, 2002


















                                    14 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 1999 Broadway Associates Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



                                    15 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







     Date:   November 14, 2002              /s/ Michael L. Ashner
                                            --------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer




















                                    16 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


                                 CERTIFICATIONS

         I, Thomas Staples, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 1999 Broadway Associates Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



                                    17 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2002


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date: November 14, 2002                    /s/ Thomas Staples
                                           -----------------------------------
                                           Thomas Staples
                                           Chief Financial Officer






























                                    18 of 19