Form 10KSB
period 2002-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2003-03-28
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                              Commission File
For the fiscal year ended December 31, 2002                    Number 0-20273
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

Registrant's telephone number including area code: (617) 570-4600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Investor Limited Partnership Interests
                     --------------------------------------
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $12,137,567

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

         The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005, its recent financial reports indicate that the company is experiencing financial difficulties. In the event that Lucent Technologies files for bankruptcy, there is a substantial likelihood that its lease with the Partnership would be rejected. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow sufficient to meet its debt service obligations.

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

         Beginning in 1996, the Operating Partnership engaged in a comprehensive leasing program at the Property. In connection therewith, the Operating Partnership entered into leases (the "New Leases") during the second half of 1997 for approximately 166,000 square feet of office space at the Office Tower. In addition, new leases covering 57,521 square feet were entered into during 1998. As a result, since implementation of the comprehensive leasing program, leases covering 223,521 square feet or approximately 35% of the total square footage at the Office Tower have been entered into. In order to fund required tenant improvements under the New Leases, reduce existing indebtedness and provide working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering (the "Offering") of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests (the "Preferred Units"). The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the fourth quarter of 1997. As a result of the offering, the Registrant received approximately $10,695,000 in net proceeds.

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

Property Information

         On September 23, 1999 the existing mortgage encumbering the Property was refinanced. The new mortgage in the amount of $37,000,000 replaced indebtedness of approximately $25,413,000. The mortgage required monthly payments of interest only and bore interest at 325 basis points over 30-day LIBOR. The mortgage was scheduled to mature on September 20, 2002

         On October 20, 2000, the Partnership replaced this $37,000,000 mortgage note payable with a new $50,000,000 mortgage note. The new mortgage is payable over ten years, maturing on November 1, 2010, with monthly payments of $365,837 representing principal and interest fixed at 7.97%. At maturity, a balloon payment of approximately $45,032,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $147,336 monthly for escrow and reserve accounts. The reserve for tenant improvements required under the previous mortgage was used towards the payoff of the previous mortgage. For services rendered in obtaining the new mortgage, an affiliate of the general partner earned a $125,000 fee.

         The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005, its recent financial reports indicate that the company is experiencing financial difficulties. In the event that Lucent Technologies files for bankruptcy, there is a substantial likelihood that its lease with the Partnership would be rejected. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow to meet its debt service obligations.

         The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 2002 and 2001.

                                             Average
                     Year    Occupancy    Rent/Sq. Ft.
                     ----    ---------    ------------

                     2001      96.0%         $19.00
                     2002      86.4%         $19.30


         The decrease in occupancy is attributable to the vacating of space by a number technology and telecommunications tenants as well as the general decline in the Denver market.

         The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:

           Number of Tenants       Aggregate sq/ft.             2002 Rental for             Percentage of Total
           whose Leases Expire     Covered by Expiring Leases   Leases Expiring (1)         Annualized Rental (1)
           -------------------     --------------------------   -------------------         ---------------------
2003                 8                      13,891                   $248,522                      2.400%
2004                 11                    132,054                 $1,603,632                     15.486%
2005                 1                      72,979                 $1,421,985                     13.732%
2006                 2                       3,996                    $97,289                      0.939%
2007                 2                      11,384                   $176,073                      1.700%
2008                 4                     150,199                 $2,360,733                     22.798%
2009                 0                          --                         --                          --
2010                 3                     126,333                 $2,397,806                     23.156%
2011                 1                      34,678                   $694,991                      6.711%
2012                 0                          --                         --                          --

(1)      Based on actual base rent as of December 31, 2002.

         The following table sets forth those tenants at the Office Tower that, as of December 31, 2002, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.

                                                                     Sq. Ft. Rented         Rent/        Lease
Tenant                                 Business                      (% of total)           Sq. Ft.      Expiration
------                                 --------                      ------------           -------      ----------
Encoda (formerly J.D.S. Columbine)     Software Systems              100,420(16%)           $15.80       12/31/08
Lucent Technologies(1)                 Communications                  72,979(12%)          $21.00       12/31/05
                                        Technology
GSA Department of Labor                Government Services             73,584(12%)          $20.15       11/30/10

(1) Lucent has vacated the premises and is seeking to sublet space. Lucent continues to pay its rent.

         Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Property as of December 31, 2002.

      Carrying       Accumulated                              Federal Tax
       Value        Depreciation       Rate     Method           Basis
       -----        ------------       ----     ------           -----

    $52,889,000      $25,856,217     7-35 yrs     S/L         $41,329,000

         The realty tax rate and realty taxes paid for the Property in 2002 were $59.855/1,000 and $896,942 respectively.

Competition

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

         No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately $1,064,053 in 2002 in connection with the tenant improvements and leasing commissions required under new leases. The Operating Partnership has budgeted approximately $2,447,964 for tenant improvements and leasing commissions at the Property in 2003. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

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

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

         There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 1, 2003, there were approximately 433 holders of 460 Units.

         The following table sets forth distributions made by the Registrant during the years ended December 31, 2002 and 2001

                                Aggregate              Per Unit
                                ---------              --------
                 2002            $65,196                $141.73
                 2001                --                     --

See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

         Affiliates of the General Partner own a total of 55.8375 Units representing approximately 12.14% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

         The Registrant's level of liquidity based on cash and cash equivalents decreased by $624,000 for the year ended December 31, 2002, as compared to December 31, 2001. The decrease is due to $1,769,000 of cash used in investing activities and $463,000 of cash used in financing activities, which were partially offset by $1,608,000 of cash provided by operating activities. Cash used in investing activities consisted of $853,000 of cash used for improvements to real estate, primarily tenant improvements, $458,000 of cash expended on leasing costs and commissions and an increase of $458,000 in restricted cash. Cash used in financing activities included $396,000 of mortgage principal payments and $67,000 in distributions to the partners. The Property is approximately 86% leased as of December 31, 2002 as compared to 96% at December 31, 2001. At December 31, 2002, the Registrant had $2,292,000 in cash and cash equivalents, of which approximately $1,441,000 was invested primarily in money market mutual funds.

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

         The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005, its recent financial reports indicate that the company is experiencing financial difficulties. In the event that Lucent Technologies files for bankruptcy, there is a substantial likelihood that its lease with the Partnership would be rejected. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. As of December 31, 2002, the Partnership made $67,000 in distributions to the partners.

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

Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds

SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

Results of Operations

         Net loss for the year ended December 31, 2002 was $340,000 as compared to a net loss of $409,000 for the year ended December 31, 2002. The decrease in net loss was due to an increase in operating income and a decrease in interest expense, partially offset by a decrease in interest income. Operating results, before non-operating income (expense) improved by $78,000 for the year ended December 31, 2002, as compared to 2001, due to an increase in revenues of $298,000 which was partially offset by an increase in expenses of $220,000.

         Revenue increased by $298,000 for the year ended December 31, 2002, as compared to 2001, due to an increase in rental income of $429,000, which was partially offset by a decrease in other income of $131,000. Rental income increased due to an increase in rental rates which was partially offset by a decrease in occupancy. Other income decreased due to reduced occupancy, which affected the volume of other billable services provided by the Property, including the Garage operation.

         Expenses increased by $220,000 for the year ended December 31, 2002, as compared to 2001, primarily due to increases in repairs and maintenance ($183,000), insurance ($104,000), operating expenses ($64,000), payroll and payroll expense reimbursements ($20,000), general and administrative costs ($17,000), amortization ($28,000) and management and other fees ($24,000). These increases were slightly offset by decreases in utilities ($60,000) and depreciation ($161,000).

         Interest income declined primarily due to a decline in interest rates and lower cash balances available for investments. Interest expense decreased by $42,000 due to a decrease in the outstanding balance of the loan. All other income and expense items remained relatively constant.

Quantitative and Qualitative Disclosures of Market Risk

         The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at December 31, 2002 is at a fixed rate of interest.

Item 7. Financial Statements



                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        Consolidated Financial Statements

                          Year Ended December 31, 2002

                                Table of Contents


                                                                         Page

Independent Auditors' Report                                              16

Consolidated Financial Statements:

Balance Sheets at December 31, 2002 and 2001                              17

Statements of Operations for the Years Ended
     December 31, 2002 and 2001                                           18

Statements of Partners' Capital for the Years Ended
     December 31, 2002 and 2001                                           19

Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001                                           20

Notes to Consolidated Financial Statements                                21

                                                    Independent Auditors' Report



To the Partners
1999 Broadway Associates Limited Partnership:


We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
February 3, 2003

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                          DECEMBER 31,
                                                                    -----------------------
                                                                      2002           2001
                                                                    --------       --------
ASSETS

Real Estate, at cost:
    Land                                                            $  1,700       $  1,700
    Building and improvements, net of accumulated
       depreciation of $25,856 (2002) and $23,364 (2001)              27,236         28,875
                                                                    --------       --------

                                                                      28,936         30,575
Other Assets:

    Cash and cash equivalents                                          2,292          2,916
    Restricted cash                                                    3,175          2,717
    Other assets                                                         519            515
    Deferred rent receivable                                           2,295          2,001
    Deferred costs, net of accumulated amortization
        of $2,510 (2002) and $1,942 (2001)                             2,173          2,283
                                                                    --------       --------

               Total Assets                                         $ 39,390       $ 41,007
                                                                    ========       ========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

    Mortgage loan payable                                           $ 49,204       $ 49,600
    Accrued interest payable                                             338            340
    Accounts payable and accrued expenses                              1,278          1,588
    Deferred lease termination fee                                       743          1,303
    Payable to related party                                             325            243
    Security deposits                                                    109            133
                                                                    --------       --------

               Total Liabilities                                      51,997         53,207
                                                                    --------       --------


Partners' Deficit:

    Investor limited partners' deficit (460 units outstanding)       (10,925)       (10,522)
    General partner's deficit                                         (1,682)        (1,678)
                                                                    --------       --------

               Total Partners' Deficit                               (12,607)       (12,200)
                                                                    --------       --------

               Total Liabilities and Partners' Deficit              $ 39,390       $ 41,007
                                                                    ========       ========



                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                      YEARS ENDED
                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                   2002           2001
                                                                 --------       --------
Revenues:
    Rental income                                                $ 11,675       $ 11,246
    Other income                                                      463            594
                                                                 --------       --------

               Total revenues                                      12,138         11,840
                                                                 --------       --------

Expenses:
    Real estate taxes                                                 825            824
    Payroll and payroll expense reimbursements                        817            797
    Operating expenses                                                703            639
    Repairs and maintenance                                         1,059            876
    Utilities                                                         834            894
    Management and other fees                                         794            770
    General and administrative costs                                  263            246
    Insurance                                                         183             79
    Depreciation                                                    2,492          2,653
    Amortization                                                      534            506
                                                                 --------       --------

               Total expenses                                       8,504          8,284
                                                                 --------       --------

Operating income                                                    3,634          3,556

Non-operating income (expenses):
    Interest income                                                    51            102
    Interest expense                                               (4,025)        (4,067)
                                                                 --------       --------

Net loss                                                         $   (340)      $   (409)
                                                                 ========       ========

Net loss allocated:

    General Partner                                              $     (3)      $     (4)

    Investor Limited Partners                                        (337)          (405)
                                                                 --------       --------

Net loss                                                         $   (340)      $   (409)
                                                                 ========       ========

Net loss allocated per unit:

    Investor Limited Partners                                    $(732.61)      $(880.43)
                                                                 ========       ========

Distribution per unit of Investor Limited Partners interest      $ 143.48       $   --
                                                                 ========       ========

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Unit Data)


                                 Units of      Investor
                                  Limited      Limited         General
                                Partnership    Partners'      Partner's
                                 Interest      Deficit         Deficit         Total
                                -----------    --------       ---------      --------

Balance - January 1, 2001             460      $(10,117)      $ (1,674)      $(11,791)

Net loss                               --          (405)            (4)          (409)
                                 --------      --------       --------       --------

Balance - December 31, 2001           460       (10,522)        (1,678)       (12,200)

Net loss                               --          (337)            (3)          (340)

Partners' distribution                 --           (66)            (1)           (67)
                                 --------      --------       --------       --------

Balance - December 31, 2002           460      $(10,925)      $ (1,682)      $(12,607)
                                 ========      ========       ========       ========


                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                               YEARS ENDED
                                                                                DECEMBER 31,
                                                                           ---------------------
                                                                            2002          2001
                                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $  (340)      $  (409)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization                                       3,060         3,193
         Deferred rent receivable                                             (294)         (641)
         Changes in assets and liabilities:
              Other assets                                                      (4)          262
              Accounts payable, accrued expenses, payable to
                  related party and security deposits                         (252)         (952)
              Accrued interest payable                                          (2)            8
              Deferred lease termination fee                                  (560)        1,303
                                                                           -------       -------

               Net cash provided by operating activities                     1,608         2,764
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to building and improvements                                        (853)       (1,050)
Restricted cash                                                               (458)       (1,334)
Deferred costs                                                                (458)         (299)
                                                                           -------       -------

               Cash used in investing activities                            (1,769)       (2,683)
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage loan                                           (396)         (366)
Distributions to partners                                                      (67)         --
                                                                           -------       -------

               Cash used in financing activities                              (463)         (366)
                                                                           -------       -------

Net Decrease in Cash and Cash Equivalents                                     (624)         (285)

Cash and Cash Equivalents at Beginning of Year                               2,916         3,201
                                                                           -------       -------

Cash and Cash Equivalents at End of Year                                   $ 2,292       $ 2,916
                                                                           =======       =======

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                 $ 3,993       $ 4,025
                                                                           =======       =======

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           1999 Broadway Associates Limited Partnership (the "Investor Partnership") was formed January 10, 1989 under the laws of the State of Delaware for the purpose of acquiring a general partnership interest in 1999 Broadway Partnership (the "Operating Partnership"). The Operating Partnership was formed to acquire and operate a 42-story, 635,737 (net rentable) square foot office tower (the "Office Tower") known as 1999 Broadway, as well as an eight-story parking garage (the "Garage"), which are both located in downtown Denver, Colorado. The Office Tower, together with the Garage (the "Property"), was acquired on September 30, 1988 for $83,000,000. On October 20, 2000, in connection with the refinancing of the mortgage encumbering the Property, the Operating Partnership transferred its interest in the property to 1999 Broadway LLC, a Delaware limited liability company ("the Operating Company"), the members of which are the Operating Partnership and 1999 Broadway Inc., a Delaware corporation, the sole shareholder of which is the Operating Partnership. The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnerships". The general partner of the Investor Partnership is Winthrop Financial Associates, A Limited Partnership ("WFA" or "General Partner").

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

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

           Concentration of Credit Risk

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. As of December 31, 2002, the Partnership had approximately $1,441,000 invested in money market accounts which are included in cash and cash equivalents.

           Depreciation

           The Partnership provides for depreciation of real property using the straight-line method over an estimated useful life of 35 years for building and improvements and seven years for furnishings. Tenant improvements are depreciated by the straight-line method over the life of the respective tenant's lease.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

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

           Advertising

           The Partnership expenses the cost of advertising as incurred. Advertising expenses of approximately $85,000 and $49,000 were incurred for the years ended December 31, 2002 and 2001, respectively, and are included in general and administrative expenses.

           Disclosures About the Fair Value of Financial Instruments

           Financial instruments held by the Partnership as of December 31, 2002 and 2001, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The fair value of the Partnership's long-term debt is approximately $54,082,000 at December 31, 2002.

           Recently Issued Accounting Standards

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Recently Issued Accounting Standards (Continued)

           impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Recently Issued Accounting Standards (Continued)

           does not expect that this statement will have a material effect on the Partnership's financial statements.

           In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 2 -   DEFERRED COSTS

           The following is a summary of deferred costs as of December 31:

                                             Period           2002             2001
                                         --------------    -----------      -----------

             Mortgage loan fees          Mortgage term     $   340,000      $   340,000
             Lease commissions           Lease term          4,220,000        3,767,000
             Lease costs                 Lease term            123,000          118,000
                                                           -----------      -----------
                                                             4,683,000        4,225,000

             Accumulated amortization                       (2,510,000)      (1,942,000)
                                                           -----------      -----------
                                                           $ 2,173,000        2,283,000
                                                           ===========      ===========

Note 3 -   MORTGAGE LOAN PAYABLE

           The Property is encumbered by a mortgage loan that had a principal balance due as of December 31, 2002 of $49,204,000. The loan is payable over ten years and requires monthly payments of $365,837 representing principal and interest fixed at 7.97%. At November 1, 2010, the date of maturity, a balloon payment of approximately $45,032,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $147,336 monthly for escrow and reserve accounts.

           The following is a summary of scheduled principal maturities, by year, under the debt securing the Partnership's property:

                    Year                                        Amount
                    ----                                        ------
                    2003.................................... $   430,000
                    2004....................................     455,000
                    2005....................................     504,000
                    2006....................................     546,000
                    2007....................................     592,000
                    Thereafter..............................  46,677,000
                                                             -----------
                    Total................................... $49,204,000
                                                             ===========

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 4 -   DEFERRED LEASE TERMINATION FEE

           On December 12, 2001, the Partnership received a lease termination payment of $1,303,000 from a tenant. This payment has been deferred and is being amortized into income for financial statement purposes until such time as a new tenant occupies the vacated space. During the year 2002, $560,000 was amortized into rental income. As a condition for accepting the lease termination payment, the mortgage holder required the Partnership to deposit the payment into the mortgage reserve account.

Note 5 -   RELATED PARTY TRANSACTIONS

           The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

           a. The Partnership pays or accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of approximately $581,000 and $569,000 were incurred for the years ended December 31, 2002 and 2001, respectively.

           b. The Partnership pays or accrues to WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $213,000. Fees of approximately $213,000 and $201,000 were paid for the years ended December 31, 2002 and 2001, respectively.

           c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $32,000 and $42,000 were incurred during the years ended December 31, 2002 and 2001, respectively, and have been capitalized to the cost of building and improvements.

           d. During the year ended December 31, 2002, the General Partner received a $1,000 distribution of cash flow from operations.

Note 6 -   MINIMUM FUTURE RENTAL REVENUES

           The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


Note 6 -   MINIMUM FUTURE RENTAL REVENUES (Continued)

           The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2002, are as follows:

                     2003                   $11,784,000
                     2004                    11,059,000
                     2005                    10,065,000
                     2006                     8,515,000
                     2007                     8,506,000
                     Thereafter              20,382,000
                                            -----------
                                            $70,311,000
                                            ===========


           The Partnership received more than 10% of its lease revenue from three tenants in 2002 and from four tenants in 2001. During 2002, the Partnership's three largest tenants collectively accounted for approximately 49% of the total rental revenue. During 2001, the Partnership's four largest tenants collectively accounted for approximately 56% of the total rental revenue.

Note 7 -   PARTNERS' DISTRIBUTIONS

           During the year ended December 31, 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner. There were no distributions of cash for the year ended December 31, 2001.

Note 8 -   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

           The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

           (In Thousands)
                                                               2002        2001
                                                              ------     -------
           Net loss - financial statements                    $(340)     $ (409)
               Differences resulted from:
                  Depreciation                                  719         917
                  Lease Termination Fee                        (560)      1,303
                  Prepaid Rents                                (294)       (637)
                  Rental Revenue                               (215)        148
                  Capitalized Interest                           68          84
                  Other                                          (2)        (27)
                                                              ------     ------
                  Net (loss) income for tax purposes          $(624)     $1,379
                                                              ======     ======

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

Note 9 -   SEGMENT INFORMATION

           The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

           Segment information for the years 2002 and 2001 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                    Office        Parking
                                     Tower         Garage          Other        Total
                                   --------       --------        ------       --------
2002

Rental income                      $ 11,675       $     --        $   --       $ 11,675
Other income                             81            382            --            463
Interest income                          42             --             9             51
Interest expense                      3,896            129            --          4,025
Depreciation and amortization         2,980             46            --          3,026
Segment profit (loss)                  (291)           207          (256)          (340)
Total assets                         37,343            961         1,086         39,390
Capital expenditures                    853             --            --            853

2001

Rental income                      $ 11,246       $     --        $   --       $ 11,246
Other income                            165            429            --            594
Interest income                          88             --            14            102
Interest expense                      3,935            132            --          4,067
Depreciation and amortization         3,113             46            --          3,159
Segment profit (loss)                  (375)           251          (285)
Total assets                         39,738          1,006           263         41,007
Capital expenditures                  1,050             --            --          1,050

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


           There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 or 2001 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the executive officers of WFA and the position held by each of them, are as follows:


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

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

         (b) Security Ownership of Management. The following table sets forth the ownership interest of affiliates of the General Partner in the Partnership.

                                           Number of                  Percent of
Holder                                    Units Held                  Units Held
------                                    ----------                  ----------

Win Partner Interest LLC                      30.1000                      6.54%
Win Partner Interest II LLC                   23.9875                      5.21%
Bronco LLC                                     1.6450                        <1%
Cabo Associates LLC                            0.1050                        <1%


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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 2001 and 2002:


Entity                                 Compensation                              2001           2002
------                                 ------------                              ----           ----
Winthrop Financial                     Annual Partnership Investor             $201,000       $213,000
 Associates                            Service Fee


Winthrop Financial Associates          Cash Distributions                            --             --


Winthrop Management LLC                Management Fee                          $569,000       $581,000

Winthrop Management LLC                Construction, Supervision, Legal         $42,000        $32,000
                                       and Leasing Fees


         See "Item 7, Financial Statements - Note 4" for additional information with respect to related party transactions.

Item 13. Controls and Procedures

         The General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

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

                                            Date: March 28, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature/Name          Title                             Date
--------------          -----                             ----

/s/ Michael Ashner      Chief Executive Officer           March 28, 2003
------------------
Michael Ashner

/s/ Thomas Staples      Chief Financial Officer           March 28, 2003
-------------------
Thomas Staples

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of 1999 Broadway Associates Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                        /s/ Michael L. Ashner
                                            -----------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

                  I, Thomas Staples, certify that:

     1. I have reviewed this annual report on Form 10-KSB of 1999 Broadway Associates Limited Partnership;;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                          /s/ Thomas Staples
                                              -----------------------
                                              Thomas Staples
                                              Chief Financial Officer

                                                   EXHIBIT INDEX

Exhibit
Number                                    Document                                                     Page
------                                    --------                                                     ----

3 (a)     Certificate of Limited Partnership of 1999 Broadway Associates Limited Partnership, filed     (1)
          on January 10, 1989

4 (a)     Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates Limited        (1)
          Partnership, dated as of September 22, 1989

4 (b)     Amended and Restated Partnership Agreement of 1999 Broadway Joint Venture dated as of         (1)
          September 22, 1989 and the First Amendment to the Partnership Agreement of 1999 Broadway
          Joint Venture dated as of December 1, 1991

4 (c)     Second Amended and Restated Agreement of Limited Partnership of the Registrant                (5)

10 (a)    Amended Promissory Note, dated November 1, 1991 payable to the order of First Interstate      (1)
          Structures, Inc.

10 (b)    Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, dated         (1)
          September 30, 1988 and Amendment to Deed of Trust, dated November 1, 1991 ("Deed of Trust")

10 (c)    Security Agreement, dated September 30, 1988 and the Amendment to Security Agreement, dated   (1)
          as of November 1, 1991

10 (d)    Assignment of Leases and Rents, dated as of September 30, 1988 and the Amendment to           (1)
          Assignment of Leases and Rents, dated as of November 1, 1991

10 (e)    Special Warranty Deed, dated September 30, 1988                                               (1)

10 (f)    Amended and Restated Commercial Management Agreement, dated as of January 1, 1990 (the        (1)
          "Management Agreement") and the First Amendment to the Management Agreement, dated October
          22, 1991

10 (g)    Leasing Agreement, dated as of January 1, 1990                                                (1)

10 (h)    Exclusive Leasing Agency Agreement dated July 15, 1993 between 1999 Broadway Partnership      (2)
          and Cushman Realty Corporation of Colorado

10 (i)    Amendment to Amended and Restated Limited Partnership Agreement of 1999 Broadway Associates   (3)
          Limited Partnership


10 (j)    Disclosure Statement of 1999 Broadway Partnership dated March 14, 1996                        (4)

10 (k)    Fourth Amended Plan of Reorganization of 1999 Broadway Partnership dated November 1, 1996     (6)

10 (l)    Reaffirmation, Ratification and Amendment Agreement dated as of February 28, 1997 by and      (6)
          among 1999 Broadway Partnership, 1999 Broadway Associates Limited Partnership, 1999
          Broadway Partners, L.P. and DAG Management, Inc.

10 (m)    Guaranty made as of February 28, 1997, by 1999 Broadway Associates Limited Partnership in     (6)
          favor of DAG Management, Inc. (a substantially similar guaranty has been issued by 1999
          Broadway Partners, L.P. in favor of DAG Management, Inc.)

99.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      42

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