Form 10QSB
period 2003-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2003-05-15
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273
                                                -------

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   Delaware                                                        04-6613783
--------------------------------------------------------------------------------   --------------------------------------------
        (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

      7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                            02114-9507
--------------------------------------------------------------------------------   --------------------------------------------
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



                                     1 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     MARCH 31,        DECEMBER 31,
(In Thousands, Except Unit Data)                                                        2003              2002
                                                                                   ---------------   ---------------
Assets

Real estate, at cost:

Land                                                                               $        1,700    $        1,700
Buildings and improvements, net of accumulated
      depreciation of $26,373 (2003) and $25,856 (2002)                                    26,758            27,236
                                                                                   ---------------   ---------------

                                                                                           28,458            28,936
Other Assets:

Cash and cash equivalents                                                                   2,421             2,292
Restricted cash                                                                             3,226             3,175
Other assets                                                                                  476               519
Deferred rent receivable                                                                    2,351             2,295
Deferred costs, net of accumulated amortization
      of $2,609 (2003) and $2,510 (2002)                                                    2,085             2,173
                                                                                   ---------------   ---------------

         Total assets                                                              $       39,017     $      39,390
                                                                                   ===============   ===============

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                                              $       49,086    $       49,204
Accrued interest payable                                                                      337               338
Accounts payable and accrued expenses                                                       1,173             1,278
Deferred lease termination fee                                                                661               743
Payable to related party                                                                      269               325
Security deposits                                                                             109               109
                                                                                   ---------------      ------------

         Total liabilities                                                                 51,635            51,997
                                                                                   ---------------   ---------------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)                                (10,936)          (10,925)
General partner's deficit                                                                  (1,682)           (1,682)
                                                                                   ---------------   ---------------

         Total Partners' Deficit                                                          (12,618)          (12,607)
                                                                                   ---------------   ---------------

         Total Liabilities and Partners' Deficit                                   $       39,017     $      39,390
                                                                                   ===============   ===============



                 See notes to consolidated financial statements.



                                    2 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,        MARCH 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                       2003             2002
                                                                                   -------------    -------------
Revenues:

      Rental                                                                       $      2,847     $      2,911
      Other                                                                                  68              174
                                                                                   -------------    -------------

         Total revenues                                                                   2,915            3,085
                                                                                   -------------    -------------

Expenses:

      Real estate taxes                                                                     210              203
      Payroll and payroll expense reimbursements                                            171              174
      Operating expenses                                                                    153              176
      Repairs and maintenance                                                               280              304
      Utilities                                                                             229              235
      Management and other fees                                                             204              209
      General and administrative costs                                                       23               32
      Insurance                                                                              68               36
      Depreciation                                                                          517              618
      Amortization                                                                           90              124
                                                                                   -------------    -------------

         Total expenses                                                                   1,945            2,111
                                                                                   -------------    -------------

Operating income                                                                            970              974

Non-operating income (expense):
      Interest income                                                                         7               12
      Interest expense                                                                     (988)            (996)
                                                                                   -------------    -------------

Net loss                                                                           $        (11)    $        (10)
                                                                                   =============    =============

Net loss allocated:

      General Partner                                                              $         -      $         -

      Investor Limited Partners                                                            (11)             (10)
                                                                                   -------------    -------------

                                                                                   $        (11)    $        (10)
                                                                                   =============    =============

Net loss allocated per unit:

      Investor Limited Partners                                                    $     (23.91)    $     (21.74)
                                                                                   =============    =============




                 See notes to consolidated financial statements.


                                    3 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                    UNITS OF          INVESTOR
                                                     LIMITED          LIMITED              GENERAL
                                                   PARTNERSHIP       PARTNERS'            PARTNER'S
                                                    INTEREST          DEFICIT              DEFICIT              TOTAL
                                                 ----------------  ---------------     ----------------    ----------------
Balance - December 31, 2002                                  460   $      (10,925)     $        (1,682)    $       (12,607)

Net loss                                                       -              (11)                   -                 (11)
                                                 ----------------  ---------------     ----------------    ----------------

Balance - March 31, 2003                                     460   $      (10,936)     $        (1,682)    $       (12,618)
                                                 ================  ===============     ================    ================






See notes to consolidated financial statements.



                                    4 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                     FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,     MARCH 31,
                                                                                       2003            2002
                                                                                   ------------    ------------
Cash Flows from Operating Activities:

Net loss                                                                           $       (11)    $       (10)
Adjustments to reconcile net loss to net cash provided by
operating activities:
      Depreciation and amortization                                                        616             751
      Amortization of deferred lease termination fee                                       (82)              -
      Deferred rent receivable                                                             (56)           (177)
      Changes in assets and liabilities:
         Other assets                                                                       43              73
         Accrued interest payable                                                           (1)             -
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                         (161)           (343)
                                                                                   ------------    ------------

Net cash provided by operating activities                                                  348             294
                                                                                   ------------    ------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                              (39)           (418)
      Restricted cash                                                                      (51)            (41)
      Deferred costs                                                                       (11)             (2)
                                                                                   ------------    ------------

Cash used in investing activities                                                         (101)           (461)
                                                                                   ------------    ------------

Cash Flows from Financing Activities:

      Distribution to Partners                                                               -             (67)
      Principal payments on mortgage loan                                                 (118)           (110)
                                                                                   ------------    ------------

Cash used in financing activities                                                         (118)           (177)
                                                                                   ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                       129            (344)

Cash and Cash Equivalents, Beginning of Period                                           2,292           2,916
                                                                                   ------------    ------------

Cash and Cash Equivalents, End of Period                                           $     2,421     $     2,572
                                                                                   ============    ============

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                                       $       980     $       987
                                                                                   ============    ============



                 See notes to consolidated financial statements.



                                    5 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership"), 1999 Broadway Partnership (the "Operating Partnership") and 1999 Broadway LLC (the "Operating Company"). The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnerships". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Investor Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 2003 and 2002, management fees of $147,000 and $156,000, respectively, were incurred.

         b. The Investor Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $226,000 per annum. Fees of $57,000 and $53,000 were paid or accrued during the periods ended March 31, 2003 and 2002, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $3,000 and $17,000 were incurred during the three months ended March 31, 2003 and 2002, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In March 2002, the General Partner received a $1,000 distribution of cash flow from operations. No distributions were made during the three months ended March 31, 2003.



                                    6 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

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

4.       PARTNERS DISTRIBUTION

         During March 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner. No distributions were made during the three months ended March 31, 2003.

5.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the three months ended March 31, 2003 and 2002 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                   Office          Parking
                                    Tower           Garage        Other          Total
                                   --------       ---------      -------       --------
2003
Rental income                      $  2,847       $   --          $ --         $  2,847
Other income                              8             60          --               68
Interest income                           6           --               1              7
Interest expense                        956             32          --              988
Depreciation and amortization           595             12          --              607
Segment profit (loss)                    36             16           (63)           (11)
Total assets                         36,981            949         1,087         39,017
Capital expenditures                     39           --            --               39

2002

Rental income                      $  2,911       $   --          $ --         $  2,911
Other income                             28            146          --              174
Interest income                          12           --            --               12
Interest expense                        964             32          --              996
Depreciation and amortization           730             12          --              742
Segment profit (loss)                   (47)           102           (65)           (10)
Total assets                         39,236            994           247         40,477
Capital expenditures                    418           --            --              418


                                    7 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

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

         The Registrant's level of liquidity based on cash and cash equivalents increased by $129,000 for the three months ended March 31, 2003, as compared to December 31, 2002. The increase is due to $348,000 of cash provided by operating activities, which was partially offset by $101,000 of cash used in investing activities and $118,000 of cash used for principal payments on the mortgage loan (financing activities). Cash used in investing activities consisted of $39,000 of cash used for improvements to real estate, primarily tenant improvements, $11,000 of cash expended on leasing costs and commissions and an increase of $51,000 in restricted cash. In April 2003, the Registrant received $900,000 in cash from the restricted cash accounts held by the lender. The Property is approximately 86% leased as of March 31, 2003 as compared to 95% at March 31, 2002. At March 31, 2003, the Registrant had $2,421,000 in cash and cash equivalents, of which approximately $2,065,000 was invested primarily in money market mutual funds.

         The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005, its recent financial reports indicate that the company is experiencing financial difficulties. In the event that Lucent Technologies files for bankruptcy, there is a substantial likelihood that its lease with the Partnership would be rejected. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, as leases expire the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

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





                                    8 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. As of March 31, 2003, the Partnership made no distributions to the partners.

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

         Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Partnership's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged This statement had no effect on the Partnership's financial statements.

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

                                    9 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this Interpretation will have an impact on the Partnership's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

         Results of Operations

         Net loss for the three months ended March 31, 2003 was $11,000 as compared to a net loss of $10,000 for the three months ended March 31, 2002. Operating results, before non-operating income (expense) decreased by $4,000 for the three months ended March 31, 2003, as compared to 2002, due to a decrease in revenues of $170,000, which was substantially offset by a decrease in expenses of $166,000.

         Revenue decreased by $170,000 for the three months ended March 31, 2003, as compared to 2002, due to a decrease in rental income of $64,000 and other income of $106,000. Rental income decreased due to a decrease in occupancy which was slightly offset by an increase in rental rates. Other income decreased due to reduced occupancy, which affected the volume of other billable services provided by the Property, including the Garage operation.





                                    10 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations (Continued)

         Expenses decreased by $166,000 for the three months ended March 31, 2003, as compared to 2002, primarily due to decreases in repairs and maintenance ($24,000), depreciation ($101,000), operating expenses ($23,000), payroll and payroll expense reimbursements ($3,000), general and administrative costs ($9,000), amortization ($34,000), utilities ($6,000) and management and other fees ($5,000). These decreases were slightly offset by increases in insurance ($32,000) and real estate taxes ($7,000).

         Interest income declined primarily due to a decline in interest rates and lower cash balances available for investments. Interest expense decreased by $8,000 due to a decrease in the outstanding balance of the loan.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at March 31, 2003 is at a fixed rate of interest.

ITEM 3.  CONTROLS AND PROCEDURES

         The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14
         (c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    11 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

                99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended March 31, 2003.



                                    12 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

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

                        1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                        BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                            MANAGING GENERAL PARTNER


                        BY: /s/ Michael L. Ashner
                            -------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                        BY: /s/ Thomas Staples
                            -------------------------
                            Thomas Staples
                            Chief Financial Officer




                        DATED: May 15, 2003









                                    13 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


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


                                    14 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date: May 15, 2003                          /s/ Michael L. Ashner
                                            ---------------------
                                            Michael L. Ashner
                                            Chief Executive Officer





                                    15 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003



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


                                    16 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date: May 15, 2003                   /s/ Thomas Staples
                                     -----------------------
                                     Thomas Staples
                                     Chief Financial Officer







                                    17 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003


                                                                    EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of 1999 Broadway Associates Limited Partnership (the "Partnership"), on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: May 15, 2003                              /s/ Michael L. Ashner
                                                ---------------------
                                                Michael L. Ashner
                                                Chief Executive Officer




Date: May 15, 2003                              /s/ Thomas Staples
                                                ------------------
                                                Thomas Staples
                                                Chief Financial Officer




                                    18 of 18