Form 10QSB
period 2003-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2003-08-14
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273
                                                -------

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                   04-6613783
                 --------                                   ----------
      (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

        7 Bulfinch Place, Suite 500,
    P.O. Box 9507, Boston, Massachusetts                      02114-9507
    ------------------------------------                      ----------
   (Address of principal executive office)                    (Zip Code)

      Registrant's telephone number, including area code   (617) 570-4600
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


                                     1 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                        JUNE 30,                DECEMBER 31,
(In Thousands, Except Unit Data)                                                          2003                      2002
                                                                                   --------------------    -----------------------
Assets

Real estate, at cost:

Land                                                                               $             1,700     $                1,700
Buildings and improvements, net of accumulated
      depreciation of $26,906 (2003) and $25,856 (2002)                                         26,615                     27,236
                                                                                   --------------------    -----------------------

                                                                                                28,315                     28,936
Other Assets:

Cash and cash equivalents                                                                        3,076                      2,292
Restricted cash                                                                                  2,402                      3,175
Other assets                                                                                       409                        519
Deferred rent receivable                                                                         2,438                      2,295
Deferred costs, net of accumulated amortization
      of $2,711 (2003) and $2,510 (2002)                                                         2,021                      2,173
                                                                                   --------------------    -----------------------

         Total assets                                                              $            38,661     $               39,390
                                                                                   ====================    =======================

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                                              $            48,987     $               49,204
Accrued interest payable                                                                           325                        338
Accounts payable and accrued expenses                                                              977                      1,278
Deferred lease termination fee                                                                     579                        743
Payable to related party                                                                           261                        325
Security deposits                                                                                  105                        109
                                                                                   --------------------      ---------------------

         Total liabilities                                                                      51,234                     51,997
                                                                                   --------------------    -----------------------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)                                     (10,892)                   (10,925)
General partner's deficit                                                                       (1,681)                    (1,682)
                                                                                   --------------------    -----------------------

         Total Partners' Deficit                                                               (12,573)                   (12,607)
                                                                                   --------------------    -----------------------

         Total Liabilities and Partners' Deficit                                   $            38,661     $               39,390
                                                                                   ====================    =======================

                 See notes to consolidated financial statements.

                                     2 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                        FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,                JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                       2003                    2002
                                                                              ---------------------   -----------------------
Revenues:

      Rental                                                                  $              5,721    $                5,693
      Other                                                                                    156                       277
                                                                              ---------------------   -----------------------

         Total revenues                                                                      5,877                     5,970
                                                                              ---------------------   -----------------------

Expenses:

      Real estate taxes                                                                        420                       405
      Payroll and payroll expense reimbursements                                               350                       353
      Operating expenses                                                                       328                       389
      Repairs and maintenance                                                                  540                       583
      Utilities                                                                                414                       424
      Management and other fees                                                                402                       403
      General and administrative costs                                                          49                        76
      Insurance                                                                                136                        71
      Depreciation                                                                           1,050                     1,242
      Amortization                                                                             184                       266
                                                                              ---------------------   -----------------------

         Total expenses                                                                      3,873                     4,212
                                                                              ---------------------   -----------------------

Operating income                                                                             2,004                     1,758

Non-operating income (expense):
      Interest income                                                                           14                        26
      Interest expense                                                                      (1,984)                   (2,000)
                                                                              ---------------------   -----------------------

Net income (loss)                                                             $                 34     $                (216)
                                                                              =====================   =======================

Net income (loss) allocated:

      General Partner                                                         $                  1     $                  (2)

      Investor Limited Partners                                                                 33                      (214)
                                                                              ---------------------   -----------------------

                                                                              $                 34     $                (216)
                                                                              =====================   =======================

Net income (loss) allocated per unit:

      Investor Limited Partners                                               $              71.74     $             (465.22)
                                                                              =====================   =======================

Distribution per unit of Investor Limited Partners interest                   $                  -     $              143.48
                                                                              =====================   =======================

                 See notes to consolidated financial statements.

                                     3 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                                          FOR THE THREE MONTHS ENDED
                                                                                       JUNE 30,                 JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                                         2003                    2002
                                                                                 --------------------     ---------------------
Revenues:
     Rental                                                                      $              2,874     $               2,782
     Other                                                                                         88                       103
                                                                                 --------------------     ---------------------

         Total revenues                                                                         2,962                     2,885

Expenses:

     Real estate taxes                                                                            210                       202
     Payroll and payroll expense reimbursements                                                   179                       179
     Operating expenses                                                                           175                       213
     Repairs and maintenance                                                                      260                       279
     Utilities                                                                                    185                       189
     Management and other fees                                                                    198                       194
     General and administrative costs                                                              26                        44
     Insurance                                                                                     68                        35
     Depreciation                                                                                 533                       624
     Amortization                                                                                  94                       142
                                                                                 --------------------     ---------------------
         Total expenses                                                                         1,928                     2,101
                                                                                 --------------------     ---------------------
Operating income                                                                                1,034                       784

Non-operating income (expense):
     Interest income                                                                                7                        14
     Interest expense                                                                            (996)                   (1,004)
                                                                                 --------------------     ---------------------
Net income (loss)                                                                $                 45     $                (206)
                                                                                 ====================     =====================

Net income (loss) allocated:

     General Partners                                                            $                  1     $                  (2)

     Investor Limited Partners                                                                     44                      (204)
                                                                                 --------------------     ---------------------
                                                                                 $                 45     $                (206)
                                                                                 ====================     =====================

Net income (loss) allocated per unit:

     Investor Limited Partners                                                   $              95.65     $             (443.48)
                                                                                 ====================     =====================


                See notes to consolidated financial statements.

                                     4 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                    UNITS OF         INVESTOR
                                                     LIMITED          LIMITED              GENERAL
                                                   PARTNERSHIP       PARTNERS'            PARTNER'S
                                                    INTEREST          DEFICIT              DEFICIT              TOTAL
                                                 ----------------  ---------------     ----------------    ----------------
Balance - January 1, 2003                                    460   $      (10,925)     $        (1,682)    $       (12,607)

Net income                                                     -               33                    1                  34
                                                 ----------------    -------------     ----------------    ----------------

Balance - June 30, 2003                                      460   $      (10,892)     $        (1,681)    $       (12,573)
                                                 ================  ===============     ================    ================




                 See notes to consolidated financial statements.

                                     5 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                               FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,                JUNE 30,
                                                                                          2003                    2002
                                                                                  --------------------    -----------------------
Cash Flows from Operating Activities:

Net income (loss)                                                                 $                34     $                 (216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                             1,251                      1,525
      Amortization of deferred lease termination fee                                             (164)                      (254)
      Deferred rent receivable                                                                   (143)                        37
      Changes in assets and liabilities:
         Other assets                                                                             110                         72
         Accrued interest payable                                                                 (13)                       (12)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                                                (369)                      (666)
                                                                                  --------------------    -----------------------

Net cash provided by operating activities                                                         706                        486
                                                                                  --------------------    -----------------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                                                    (429)                      (774)
      Restricted cash                                                                             773                       (191)
      Deferred costs                                                                              (49)                       (39)
                                                                                  --------------------    -----------------------

Net cash provided by (used in) investing activities                                               295                     (1,004)
                                                                                  --------------------    -----------------------

Cash Flows from Financing Activities:

      Distribution to Partners                                                                      -                        (67)
      Principal payments on mortgage loan                                                        (217)                      (200)
                                                                                  --------------------    -----------------------

Cash used in financing activities                                                                (217)                      (267)
                                                                                  --------------------    -----------------------

Net increase (decrease) in Cash and Cash Equivalents                                              784                       (785)

Cash and Cash Equivalents, Beginning of Period                                                  2,292                      2,916
                                                                                  --------------------    -----------------------

Cash and Cash Equivalents, End of Period                                          $             3,076     $                2,131
                                                                                  ====================    =======================

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                                      $             1,980     $                1,995
                                                                                  ====================    =======================

                 See notes to consolidated financial statements.

                                     6 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership"), 1999 Broadway Partnership (the "Operating Partnership") and 1999 Broadway LLC (the "Operating Company"). The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnership". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Investor Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 2003 and 2002, management fees of $289,000 and $296,000, respectively, were incurred.

         b. The Investor Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $226,000 per annum. Fees of $113,000 and $107,000 were paid or accrued during the periods ended June 30, 2003 and 2002, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $21,000 and $29,000 were incurred during the six months ended June 30, 2003 and 2002, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In March 2002, the General Partner received a $1,000 distribution from cash flow from operations. No distributions were made during the six months ended June 30, 2003.



                                    7 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003

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

4.       PARTNERS DISTRIBUTION

         For the six months ended June 30, 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner. No distributions were made during the six months ended June 30, 2003.

5.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the six months ended June 30, 2003 and 2002 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                 Office             Parking
         2003                                    Tower              Garage              Other              Total
         ----                                ---------------     --------------     --------------     --------------
         Rental income                           $ 5,721            $    -            $     -             $  5,721
         Other income                                 16               140                  -                  156
         Interest income                              12                 -                  2                   14
         Interest expense                          1,921                63                  -                1,984
         Depreciation and amortization             1,228                23                  -                1,251
         Segment profit (loss)                       109                54               (129)                  34
         Total assets                             36,636               938              1,087               38,661
         Capital expenditures                        429                 -                  -                  429

         2002
         ----
         Rental income                           $ 5,693            $    -            $     -             $  5,693
         Other income                                 46               231                  -                  277
         Interest income                              21                 -                  5                   26
         Interest expense                          1,936                64                  -                2,000
         Depreciation and amortization             1,502                23                  -                1,525
         Segment profit (loss)                      (177)              144               (183)              (216)
         Total assets                             38,432               983                177               39,592
         Capital expenditures                        774                 -                  -                  774




                                    8 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


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

              The Registrant's level of liquidity based on cash and cash equivalents increased by $784,000 for the six months ended June 30, 2003, as compared to December 31, 2002. The increase is due to $706,000 of cash provided by operating activities and $295,000 of cash provided by investing activities, which were partially offset by $217,000 of cash used for principal payments on the mortgage loan (financing activities). Cash provided by investing activities consisted of a $773,000 net refund from restricted cash accounts, which was partially offset by $429,000 of cash used for improvements to real estate primarily tenant improvements and $49,000 of cash expended on leasing costs and commissions. In April 2003, the Registrant received a reimbursement of approximately $900,000 in cash from the restricted cash accounts held by the lender as a result of tenant improvements performed at the property over the past year. The Property is approximately 87% leased as of June 30, 2003 as compared to 86% at June 30, 2002. At June 30, 2003, the Registrant had $3,076,000 in cash and cash equivalents, of which approximately $2,509,000 was invested primarily in money market mutual funds.

              The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 11% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005, its recent financial reports indicate that the company is experiencing financial difficulties. In the event that Lucent Technologies files for bankruptcy, there is a substantial likelihood that its lease with the Partnership would be rejected. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, as leases expire the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

              On August 8, 2003, the Registrant entered into a lease with Mercy Housing for approximately 34,200 feet of space. The initial term of the lease is 15 years and requires rental payments of an effective rate of $15.61 per square foot.




                                    9 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


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

              The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. As of June 30, 2003, the Registrant made no distributions to the partners.

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

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002; with earlier adoption encouraged. This statement had no effect on the Partnership's financial statements.


                                    10 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements

              In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this Interpretation will have an impact on the Partnership's consolidated financial statements.

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



                                    11 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect this statement to have any effect on the Partnership's consolidated financial statements.

              Results of Operations

              Net income for the six months ended June 30, 2003 was $34,000 as compared to a net loss of $216,000 for the six months ended June 30, 2002. Operating results, before non-operating income (expense) increased by $246,000 for the six months ended June 30, 2003, as compared to 2002, due to a decrease in expenses of $339,000, which was partially offset by a decrease in revenues of $93,000. Operating results, before non-operating income (expense) increased by $250,000 for the three months ended June 30, 2003, as compared to 2002.

              Revenue decreased by $93,000 for the six months ended June 30, 2003, as compared to 2002, due to a decrease in other income of $121,000, which was partially offset by an increase in rental income of $28,000. Other income decreased due to the volume of billable services provided by the Property, including the Garage operation. Rental income increased due to an increase in rental rates and a slight increase in occupancy.

              Expenses decreased by $339,000 for the six months ended June 30, 2003, as compared to 2002, primarily due to decreases in repairs and maintenance ($43,000), depreciation ($192,000), operating expenses ($61,000), general and administrative costs ($27,000), amortization ($82,000) and utilities ($10,000). These decreases were partially offset by increases in insurance ($65,000) and real estate taxes ($15,000).



                                    12 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations

              Interest income declined primarily due to a decline in interest rates. Interest expense decreased by $16,000 due to a decrease in the outstanding balance of the loan.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage not payable at June 30, 2003 is at a fixed rate of interest.

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










                                    13 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

                31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the period ended June 30, 2003.


























                                    14 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2003



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

                      1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                      BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                          MANAGING GENERAL PARTNER


                      BY:   /s/ Michael L. Ashner
                            ----------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                      BY:   /s/ Thomas Staples
                            ----------------------------
                            Thomas Staples
                            Chief Financial Officer




                      DATED:  August 14, 2003















                                    15 of 20