Form 10QSB
period 2003-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2003-11-12
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                             Delaware                                             04-6613783
-----------------------------------------------------------------   -------------------------------------
  (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                 02114-9507
-----------------------------------------------------------------   -------------------------------------
             (Address of principal executive office)                              (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ] No





                                     1 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                               SEPTEMBER 30,       DECEMBER 31,
(In Thousands, Except Unit Data)                                   2003                2002
                                                              ---------------    ---------------
Assets

Real estate, at cost:

Land                                                          $        1,700     $        1,700
Buildings and improvements, net of accumulated
      depreciation of $27,467 (2003) and $25,856 (2002)               26,311             27,236
                                                              ---------------    ---------------

                                                                      28,011             28,936
Other Assets:

Cash and cash equivalents                                              2,536              2,292
Restricted cash                                                        2,913              3,175
Other assets                                                             356                519
Deferred rent receivable                                               2,616              2,295
Deferred costs, net of accumulated amortization
      of $2,831 (2003) and $2,510 (2002)                               2,248              2,173
                                                              ---------------    ---------------

         Total assets                                         $       38,680     $       39,390
                                                              ===============    ===============

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                         $       48,887     $       49,204
Accrued interest payable                                                 325                338
Accounts payable and accrued expenses                                  1,184              1,278
Deferred lease termination fee                                           496                743
Payable to related party                                                 254                325
Security deposits                                                        110                109
                                                              ---------------      -------------

         Total liabilities                                            51,256             51,997
                                                              ---------------    ---------------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)           (10,895)           (10,925)
General Partner's deficit                                             (1,681)            (1,682)
                                                              ---------------    ---------------

         Total Partners' Deficit                                     (12,576)           (12,607)
                                                              ---------------    ---------------

         Total Liabilities and Partners' Deficit              $       38,680     $       39,390
                                                              ===============    ===============


                See notes to consolidated financial statements.

                                     2 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                     FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                        2003              2002
                                                                  ---------------   ---------------
Revenues:

      Rental                                                      $        8,617    $        8,712
      Other                                                                  247               369
                                                                  ---------------   ---------------

         Total revenues                                                    8,864             9,081
                                                                  ---------------   ---------------

Expenses:

      Real estate taxes                                                      630               607
      Payroll and payroll expense reimbursements                             509               551
      Operating expenses                                                     486               550
      Repairs and maintenance                                                815               790
      Utilities                                                              634               621
      Management and other fees                                              598               601
      General and administrative costs                                        97               151
      Insurance                                                              189               126
      Depreciation                                                         1,611             1,865
      Amortization                                                           295               400
                                                                  ---------------   ---------------

         Total expenses                                                    5,864             6,262
                                                                  ---------------   ---------------

Operating income                                                           3,000             2,819

Non-operating income (expense):
      Interest income                                                         19                38
      Interest expense                                                    (2,988)           (3,013)
                                                                  ---------------   ---------------

Net income (loss)                                                 $           31     $        (156)
                                                                  ===============   ===============

Net income (loss) allocated:

      General Partner                                             $            1     $          (2)

      Investor Limited Partners                                               30              (154)
                                                                  ---------------   ---------------

                                                                  $           31     $        (156)
                                                                  ===============   ===============

Net income (loss) allocated per unit:

      Investor Limited Partners                                   $        65.22     $     (334.78)
                                                                  ===============   ===============

Distribution per unit of Investor Limited Partners interest       $            -     $      143.48
                                                                  ===============   ===============


                See notes to consolidated financial statements.

                                     3 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)              FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                                  2003             2002
                                                            ---------------   --------------
Revenues:

     Rental                                                 $        2,896    $       3,019
     Other                                                              91               92
                                                            ---------------   --------------

         Total revenues                                              2,987            3,111
                                                            ---------------   --------------

Expenses:

     Real estate taxes                                                 210              202
     Payroll and payroll expense reimbursements                        159              198
     Operating expenses                                                158              161
     Repairs and maintenance                                           275              207
     Utilities                                                         220              197
     Management and other fees                                         196              198
     General and administrative costs                                   48               75
     Insurance                                                          50               55
     Depreciation                                                      561              623
     Amortization                                                      114              134
                                                            ---------------   --------------

         Total expenses                                              1,991            2,050
                                                            ---------------   --------------

Operating income                                                       996            1,061

Non-operating income (expense):
     Interest income                                                     5               12
     Interest expense                                               (1,004)          (1,013)
                                                            ---------------   --------------

Net (loss) income                                           $           (3)   $          60
                                                            ===============   ==============

Net (loss) income allocated:

     General Partners                                       $            -    $           2

     Investor Limited Partners                                          (3)              58
                                                            ---------------   --------------

                                                            $           (3)   $          60
                                                            ===============   ==============
Net (loss) income allocated per unit:

     Investor Limited Partners                              $        (6.52)   $      126.09
                                                            ===============   ==============


                See notes to consolidated financial statements.

                                     4 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                     UNITS OF        INVESTOR
                                     LIMITED          LIMITED              GENERAL
                                   PARTNERSHIP       PARTNERS'            PARTNER'S
                                    INTEREST          DEFICIT              DEFICIT              TOTAL
                                 ----------------  ---------------     ----------------    ----------------
Balance - January 1, 2003                    460   $      (10,925)     $        (1,682)    $       (12,607)

Net income                                     -               30                    1                  31
                                 ----------------  ---------------     ----------------    ----------------

Balance - September 30, 2003                 460   $      (10,895)     $        (1,681)    $       (12,576)
                                 ================  ===============     ================    ================
























                See notes to consolidated financial statements.

                                     5 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                   FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                 2003                2002
                                                            ---------------    ---------------
Cash Flows from Operating Activities:

Net income (loss)                                           $           31     $         (156)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
      Depreciation and amortization                                  1,932              2,290
      Amortization of deferred lease termination fee                  (247)              (406)
      Deferred rent receivable                                        (321)              (144)
      Changes in assets and liabilities:
         Other assets                                                  163                113
         Accrued interest payable                                      (13)               (13)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                     (164)              (393)
                                                            ---------------    ---------------

Net cash provided by operating activities                            1,381              1,291
                                                            ---------------    ---------------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                         (686)              (840)
      Additions to restricted cash                                  (1,643)            (1,528)
      Restricted cash released                                       1,905                875
      Deferred costs                                                  (396)               (65)
                                                            ---------------    ---------------

Cash used in investing activities                                     (820)            (1,558)
                                                            ---------------    ---------------

Cash Flows from Financing Activities:

      Distribution to Partners                                           -                (67)
      Principal payments on mortgage loan                             (317)              (292)
                                                            ---------------    ---------------

Cash used in financing activities                                     (317)              (359)
                                                            ---------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                   244               (626)

Cash and Cash Equivalents, Beginning of Period                       2,292              2,916
                                                            ---------------    ---------------

Cash and Cash Equivalents, End of Period                    $        2,536     $        2,290
                                                            ===============    ===============

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                $        2,975     $        3,001
                                                            ===============    ===============

                See notes to consolidated financial statements.

                                     6 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003

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

         The results of operations for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 2003 and 2002, management fees of $428,000 and $441,000, respectively, were incurred.

         b. The Investor Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $226,000 per annum. Fees of $170,000 and $160,000 were paid or accrued during the periods ended September 30, 2003 and 2002, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $33,000 and $31,000 were incurred during the nine months ended September 30, 2003 and 2002, respectively, and have been capitalized to the cost of buildings and improvements.

         d. In March 2002, the General Partner received a $1,000 distribution of cash flow from operations. No distributions were made during the nine months ended September 30, 2003.


                                    7 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003

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

4.       PARTNERS DISTRIBUTION

         For the nine months ended September 30, 2002, the Partnership distributed $66,000 ($143.48 per unit) of cash from operations to the limited partners and $1,000 to the General Partner. No distributions were made during the nine months ended September 30, 2003.

5.       SEGMENT INFORMATION

         The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

         Segment information for the nine months ended September 30, 2003 and 2002 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                               Office             Parking
                                                Tower              Garage              Other              Total
                                           ----------------   -----------------    ---------------   ----------------
         2003

         Rental income                     $       8,617      $            -       $         -       $       8,617
         Other income                                 54                 193                 -                 247
         Interest income                              17                   -                 2                  19
         Interest expense                          2,894                  94                 -               2,988
         Depreciation and amortization             1,871                  35                 -               1,906
         Segment profit (loss)                       162                  64              (195)                 31
         Total assets                             36,666                 926             1,088              38,680
         Capital expenditures                        686                   -                 -                 686

         2002

         Rental income                     $       8,712      $            -      $          -       $        8,712
         Other income                                 64                 305                 -                  369
         Interest income                              31                   -                 7                   38
         Interest expense                          2,917                  96                 -                3,013
         Depreciation and amortization             2,230                  35                 -                2,265
         Segment profit (loss)                      (143)                174              (187)               (156)
         Total assets                             38,530                 971               179               39,680
         Capital expenditures                        840                   -                 -                  840


                                    8 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003


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

         The Registrant's level of liquidity based on cash and cash equivalents increased by $244,000 for the nine months ended September 30, 2003, as compared to December 31, 2002. The increase is due to $1,381,000 of cash provided by operating activities which was substantially offset by $820,000 of cash used in investing activities and $317,000 of cash used for principal payments on the mortgage loan (financing activities). Cash used in investing activities consisted of $686,000 of cash used for improvements to real estate, primarily tenant improvements and $396,000 of cash expended on leasing costs and commissions, which were partially offset by a $262,000 net refund from restricted cash accounts. In April 2003, the Registrant received a reimbursement of approximately $900,000 in cash from the restricted cash accounts held by the lender as a result of tenant improvements performed at the property over the past year. The Property is approximately 87% physically leased as of September 30, 2003 as compared to 86% at September 30, 2002. At September 30, 2003, the Registrant had $2,536,000 in cash and cash equivalents, of which approximately $2,156,000 was invested primarily in money market mutual funds.

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

         On August 8, 2003, the Registrant entered into a lease with Mercy Housing for approximately 34,200 feet of space, which represents 5.4% of the Property. The initial term of the lease, which commences on January 1, 2004, is 15 years and requires rental payments of an effective rate of $15.61 per square foot.

                                    9 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003


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

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. As of September 30, 2003, the Registrant made no distributions to the partners. It is not presently anticipated that distributions will resume, if at all, until issues relating to the economic climate in the Denver area are stabilized.

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

         Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Partnership's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002; with earlier adoption encouraged. This statement had no effect on the Partnership's consolidated financial statements.

                                    10 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards (Continued)

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this Interpretation will have an impact on the Partnership's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an Underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's consolidated financial statements.


                                    11 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards (Continued)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's consolidated financial statements.

         Results of Operations

         Net income for the nine months ended September 30, 2003 was $31,000 as compared to a net loss of $156,000 for the nine months ended September 30, 2002. Operating results, before non-operating income (expense), increased by $181,000 for the nine months ended September 30, 2003, as compared to 2002, due to a decrease in expenses of $398,000, which was partially offset by a decrease in revenues of $217,000. Operating results, before non-operating income (expense), decreased by $65,000 for the three months ended September 30, 2003, as compared to 2002.

         Revenue decreased by $217,000 for the nine months ended September 30, 2003, as compared to 2002, due to decreases in other income of $122,000 and in rental income of $95,000. Other income decreased due to lower volume of billable services provided by the Property, including the Garage operation. Rental income decreased due to a slight decrease in physical occupancy during the quarter, which was partially offset by a slight increase in rental rates.

         Expenses decreased by $398,000 for the nine months ended September 30, 2003, as compared to 2002, primarily due to decreases in payroll and payroll expense reimbursements ($42,000), depreciation ($254,000), operating expenses ($64,000), general and administrative costs ($54,000) and amortization ($105,000). These decreases were partially offset by increases in insurance ($63,000), real estate taxes ($23,000) and repairs and maintenance ($25,000).

                                    12 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations

         Interest income declined primarily due to a decline in interest rates. Interest expense decreased by $25,000 due to a decrease in the outstanding balance of the loan.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at September 30, 2003 is at a fixed rate of interest.

ITEM 3.  CONTROLS AND PROCEDURES

         The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.
























                                    13 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2003.




























                                    14 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003



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

                      1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                      BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                          MANAGING GENERAL PARTNER


                      BY: /s/ Michael L. Ashner
                          --------------------------------
                          Michael L. Ashner
                           Chief Executive Officer

                      BY: /s/ Thomas Staples
                          --------------------------------
                          Thomas Staples
                          Chief Financial Officer




                      DATED:  November 14, 2003

















                                    15 of 21

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2003



Exhibit Index


         Exhibit                                                        Page No.
         -------                                                        --------

         31.1     Chief Executive Officer's Certification, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.         17 - 18

         31.2     Chief Financial Officer's Certification, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.         19 - 20

         32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.                              21


























                                    16 of 21