Form 10KSB
period 2003-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2004-03-30
CIK 854268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                               Commission File
For the fiscal year ended December 31, 2003                    Number 0-20273
                          -----------------                           -------

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                 04-6613783
      -----------------------               ------------------------------------
      (State of organization)               (I.R.S. Employee Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------       -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $11,853,000

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

     The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005 and Lucent continues to make the required lease payments, Lucent has been experiencing financial difficulties for the past few years. Accordingly, it is possible that if these financial difficulties continue, Lucent could stop making lease payments. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow sufficient to meet its debt service obligations.

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

     The Operating Partnership, a Delaware general partnership, was formed on September 28, 1988 for the purpose of acquiring the Property and improving and operating the Property. The other general partner of the Operating Partnership is 1999 Broadway Partners L.P., a Delaware limited partnership (the "Minority Partner") whose general partner is WFA and whose limited partner is WFC Realty. Initially, the Registrant and the Minority Partner each held a 50% partnership interest in the Operating Partnership. As the Registrant raised capital in excess of $23,000,000 from Limited Partners, it contributed such additional capital to the Operating Partnership, increasing its percentage interest to 99.9% and reducing the Minority Partner's interest to 0.1%.

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

Property Management
-------------------

     The Operating Partnership retained as its property manager Kestrel Management, L.P. ("Kestrel Management"), an affiliate of WFA. Kestrel Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Kestrel Management receives a management fee equal to 5% of gross revenues from the operation of the Property. The Operating Partnership has engaged Insignia/ESG as the Office Tower's exclusive leasing agent for new tenants (an affiliate of WFA remains as the Office Tower's agent for existing tenants).

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

Property Information
--------------------

     The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases approximately 12% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005 and Lucent continues to make the required lease payments, Lucent has been experiencing financial difficulties for the past few years. Accordingly, it is possible that if these financial difficulties continue, Lucent could stop making lease payments. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow to meet its debt service obligations.

     The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 2003 and 2002.

                                                             Average
       Year                 Occupancy                      Rent/Sq. Ft.
       ----                 ---------                      ------------
       2003                   88.0%                           $18.95
       2002                   86.4%                           $19.30

     The increase in occupancy is attributable to the leasing of space previously vacated by tenants that the Property.

     The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:


               Number of         Aggregate sq/ft.
               Tenants whose     Covered by           2003 Rental for       Percentage of Total
               Leases Expire     Expiring Leases      Leases Expiring (1)   Annualized Rental (1)
               -------------     ---------------      -------------------   ---------------------
2004              13                   111,700           $1,996,391                19.57%
2005               6                    78,640           $1,710,216                16.77%
2006               4                    28,543             $679,060                 6.66%
2007               3                    15,650             $299,382                 2.94%
2008               5                   155,238           $2,797,837                27.43%
2009               1                     3,517                   $0                    0%
2010               3                   126,333           $2,477,677                24.29%
2011               1                    34,678             $788,598                 7.31%
2012               0                        --                   --                    --
2013               0                        --                   --                    --

(1) Based on actual base rent as of December 31, 2003.

     The following table sets forth those tenants at the Office Tower that, as of December 31, 2003, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.


                                                                         Sq. Ft. Rented           Rent/       Lease
Tenant                                              Business              (% of total)           Sq. Ft.      Expiration
------                                              --------              ------------           -------      ----------
Encoda (formerly J.D.S. Columbine)(1)      Software Systems               100,420(16%)           $15.80        12/31/08
Lucent Technologies(1)                     Communications Technology       72,979(12%)           $21.00        12/31/05
GSA Department of Labor                    Government Services             73,584(12%)           $20.15        11/30/10

(1) Encoda and Lucent have both vacated their respective space at the Property and are seeking to sublet their space. Both Encoda and Lucent continue to pay their rent.

     The following table sets forth information relating to the mortgage loan encumbering the Office Tower and Parking Garage.

                                                 Principal Repayment        Interest
Original Balance       Balance at 12/31/03          for 2004                 Rate              Maturity
----------------       -------------------          --------                 ----              --------
$50,000,000                $48,774,000              $455,000                 7.97%            11/1/2010

At maturity, a balloon payment of approximately $44,725,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $169,389 monthly for escrow and reserve accounts.

     Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Property as of December 31, 2003.

      Carrying    Accumulated                                    Federal Tax
       Value      Depreciation        Rate        Method            Basis
       -----      ------------        ----        ------            -----

    $54,847,000   $28,019,000       7-35 yrs        S/L          $40,416,000

     The realty tax rate and realty taxes paid for the Property in 2003 were $64.162/1,000 and $958,345 respectively.

Competition
-----------

            As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements
--------------------

     No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately $2,369,000 in 2003 in connection with the tenant improvements and leasing commissions required under new leases. The Operating Partnership has budgeted approximately $3,000,000 for tenant improvements and leasing commissions at the Property in 2004. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

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

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

     There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 1, 2004, there were approximately 429 holders of 460 Units.

     The following table sets forth distributions made by the Registrant to its Limited Partners during the years ended December 31, 2003 and 2002.

                          Aggregate            Per Unit
                          ---------            --------
          2002             $66,000             $141.73
          2003                  --                  --

See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

     Affiliates of the General Partner own a total of 57.3375 Units representing approximately 12.46% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

     The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

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

     The Registrant's level of liquidity based on cash and cash equivalents decreased by $673,000 for the year ended December 31, 2003, as compared to December 31, 2002. The decrease is due to $2,034,000 of cash used in investing activities and $430,000 of cash used for mortgage principal payments (financing activities), which were partially offset by $1,791,000 of cash provided by operating activities. Net cash used in investing activities consisted of $1,755,000 of cash used for improvements to real estate, primarily tenant improvements, and $614,000 of cash expended on leasing costs and commissions, which were slightly offset by a $335,000 net refund from restricted cash accounts. In April 2003, the Registrant received reimbursement of approximately $900,000 in cash from the restricted cash accounts held by the lender as a result of tenant improvements performed at the property over the past year. The Property is approximately 88% leased as of December 31, 2003 as compared to 86% at December 31, 2002. At December 31, 2003, the Registrant had $1,619,000 in cash and cash equivalents, of which approximately $1,359,000 was invested primarily in money market mutual funds.

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

     None of the recently issued accounting standards had an effect on the Partnership's consolidated financial statements.

     The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 11% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005 and Lucent continues to make the required lease payments, Lucent has been experiencing financial difficulties for the past few years. Accordingly, it is possible that if these financial difficulties continue, Lucent could stop making lease payments. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the recent decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. The Partnership anticipates expending approximately $3,000,000 on capital improvements to the Property during 2004. During the year ended December 31, 2003, the Partnership made no distributions to the partners.

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

RESULTS OF OPERATIONS
---------------------

     Net loss for the year ended December 31, 2003 was $163,000 as compared to a net loss of $340,000 for the year ended December 31, 2002. The decrease in net loss was due to an increase in operating income and a decrease in interest expense, partially offset by a decrease in interest income. Operating results, before non-operating income (expense) improved by $169,000 for the year ended December 31, 2003, as compared to 2002, due to a decrease in expenses of $454,000 which was partially offset by a decrease in revenues of $285,000.

     Revenue decreased by $285,000 for the year ended December 31, 2003, as compared to 2002, due to decreases in other income of $157,000 and rental income of $128,000. Other income decreased due to a decrease in volume of other billable services provided by the Property, including the Garage operation. Rental income decreased due to a decrease in rental rates which was partially offset by an increase in occupancy.

     Expenses decreased by $454,000 for the year ended December 31, 2003, as compared to 2002, primarily due to decreases in operating expenses ($62,000), payroll and payroll expense reimbursements ($47,000), general and administrative costs ($64,000), amortization ($127,000), and depreciation ($329,000). These decreases were slightly offset by increases in utilities ($18,000), real estate taxes ($53,000), repairs and maintenance ($43,000) and insurance ($60,000).

     Interest income declined primarily due to a decline in interest rates and lower cash balances available for investments. Interest expense decreased by $34,000 due to a decrease in the outstanding balance of the loan. All other income and expense items remained relatively constant.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at December 31, 2003 is at a fixed rate of interest.

Item 7.  Financial Statements


                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                        Consolidated Financial Statements
                        ---------------------------------

                          Year Ended December 31, 2003
                          ----------------------------

                                Table of Contents
                                -----------------


                                                                     Page

 Independent Auditors' Report                                          14

 Consolidated Financial Statements:

 Balance Sheets at December 31, 2003 and 2002                          15

 Statements of Operations for the Years Ended
       December 31, 2003 and 2002                                      16

 Statements of Partners' Deficit for the Years Ended
       December 31, 2003 and 2002                                      17

 Statements of Cash Flows for the Years Ended
       December 31, 2003 and 2002                                      18

 Notes to Consolidated Financial Statements                            19

                          Independent Auditors' Report


To the Partners
1999 Broadway Associates Limited Partnership:


We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
February 5, 2004

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                           DECEMBER 31,
                                                                 ------------------------------
                                                                     2003             2002
                                                                 ------------      ------------
ASSETS

Real estate, at cost:

Land                                                             $      1,700      $      1,700
Buildings and improvements, net of accumulated
   depreciation of $28,019 (2003) and $25,856 (2002)                   26,828            27,236
                                                                 ------------      ------------

                                                                       28,528            28,936
Other Assets:

Cash and cash equivalents                                               1,619             2,292
Restricted cash                                                         2,840             3,175
Other assets                                                              531               519
Deferred rent receivable                                                2,749             2,295
Deferred costs, net of accumulated amortization
   of $2,952 (2003) and $2,510 (2002)                                   2,345             2,173
                                                                 ------------      ------------

         Total assets                                            $     38,612      $     39,390
                                                                 ============      ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Mortgage loan payable                                            $     48,774      $     49,204
Accrued interest payable                                                  335               338
Accounts payable and accrued expenses                                   1,449             1,278
Deferred lease termination fee                                            413               743
Payable to related party                                                  301               325
Security deposits                                                         110               109
                                                                 ------------      ------------

         Total liabilities                                             51,382            51,997
                                                                 ------------      ------------


Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)            (11,086)          (10,925)
General partner's deficit                                              (1,684)           (1,682)
                                                                 ------------      ------------

         Total Partners' Deficit                                      (12,770)          (12,607)
                                                                 ------------      ------------

         Total Liabilities and Partners' Deficit                 $     38,612      $     39,390
                                                                 ============      ============

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                       2003             2002
                                                                   -------------    -------------
REVENUES:

      Rental income                                                $      11,547    $      11,675
      Other income                                                           306              463
                                                                   -------------    -------------

         Total revenues                                                   11,853           12,138
                                                                   -------------    -------------

EXPENSES:

      Real estate taxes                                                      878              825
      Payroll and payroll expense reimbursements                             770              817
      Operating expenses                                                     641              703
      Repairs and maintenance                                              1,102            1,059
      Utilities                                                              852              834
      Management and other fees                                              795              794
      General and administrative costs                                       199              263
      Insurance                                                              243              183
      Depreciation                                                         2,163            2,492
      Amortization                                                           407              534
                                                                   -------------    -------------

         Total expenses                                                    8,050            8,504
                                                                   -------------    -------------

Operating income                                                           3,803            3,634

Non-operating income (expense):
      Interest income                                                         25               51
      Interest expense                                                    (3,991)          (4,025)
                                                                   -------------    -------------

Net loss                                                           $        (163)   $        (340)
                                                                   =============    =============

Net loss allocated:

      General Partner                                              $          (2)   $          (3)

      Investor Limited Partners                                             (161)            (337)
                                                                   -------------    -------------

         Net loss                                                  $        (163)   $        (340)
                                                                   =============    =============

Net loss allocated per unit:

      Investor Limited Partners                                    $     (350.00)   $     (732.61)
                                                                   =============    =============

Distribution per unit of Investor Limited Partners interest        $        --      $      141.73
                                                                   =============    =============

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                  --------------------------------------------

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF              INVESTOR
                                     LIMITED              LIMITED              GENERAL
                                   PARTNERSHIP           PARTNERS'            PARTNER'S
                                    INTEREST              DEFICIT              DEFICIT                TOTAL
                                 ----------------     -----------------    -----------------     -----------------
Balance - January 1, 2002                    460      $        (10,522)    $         (1,678)     $        (12,200)

Net loss                                       -                  (337)                  (3)                 (340)

Partners' distribution                         -                   (66)                  (1)                  (67)
                                 ----------------     -----------------    -----------------     -----------------

Balance - December 31, 2002                  460               (10,925)              (1,682)              (12,607)

Net loss                                       -                  (161)                  (2)                 (163)
                                 ----------------     -----------------    -----------------     -----------------

Balance - December 31, 2003                  460      $        (11,086)    $         (1,684)     $        (12,770)
                                 ================     =================    =================     =================

                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                        2003                   2002
                                                                    -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $        (163)         $        (340)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
      Depreciation and amortization                                         2,605                  3,060
      Amortization of deferred lease termination fee                         (330)                  (560)
      Deferred rent receivable                                               (454)                  (294)
      Changes in assets and liabilities:
         Other assets                                                         (12)                    (4)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                             148                   (252)
         Accrued interest payable                                              (3)                    (2)
                                                                    -------------          -------------

                  Net cash provided by operating activities                 1,791                  1,608
                                                                    -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to buildings and improvements                                    (1,755)                  (853)
Additions to restricted cash                                               (2,328)                (3,338)
Restricted cash released                                                    2,663                  2,880
Deferred costs                                                               (614)                  (458)
                                                                    -------------          -------------

                  Net cash used in investing activities                    (2,034)                (1,769)
                                                                    -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage loan                                          (430)                  (396)
Distribution to partners                                                     --                      (67)
                                                                    -------------          -------------


                  Cash used in financing activities                          (430)                  (463)
                                                                    -------------          -------------

Net Decrease in Cash and Cash Equivalents                                    (673)                  (624)

Cash and Cash Equivalents, Beginning of Year                                2,292                  2,916
                                                                    -------------          -------------

Cash and Cash Equivalents, End of Year                              $       1,619          $       2,292
                                                                    =============          =============


Supplemental Disclosure of Cash Flow Information:

      Cash paid for interest                                        $       3,959          $       3,993
                                                                    =============          =============

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


Note 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               The general partners of the Operating Partnership are the Investor Partnership, which holds a 99.9% general partnership interest, and 1999 Broadway Partners, L.P. which holds a 0.1% general partnership interest. The Investor Partnership will terminate on December 31, 2038, or earlier upon the occurrence of certain events specified in the partnership agreement.

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

               Use of Estimates
               ----------------

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------


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

               Concentration of Credit Risk
               ----------------------------

               The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. As of December 31, 2003 the Partnership had approximately $1,359,000 invested in money market accounts which are included in cash and cash equivalents.

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------

Note 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Income Taxes
               ------------

               Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

               Advertising
               -----------

               The Partnership expenses the cost of advertising as incurred. Advertising expenses of approximately $68,000 and $85,000 were incurred for the years ended December 31, 2003 and 2002, respectively, and are included in general and administrative expenses.

               Disclosures About the Fair Value of Financial Instruments
               ---------------------------------------------------------

               Financial instruments held by the Partnership as of December 31, 2003 and 2002, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The fair value of the Partnership's long-term debt is approximately $52,169,000 at December 31, 2003.

               Reclassifications
               -----------------

               Certain amounts from 2002 have been reclassified to conform to the current years' presentation.

               Recently Issued Accounting Standards
               ------------------------------------

               In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No. 30. This statement had no effect on the Partnership's consolidated financial statements.

               In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Recently Issued Accounting Standards (Continued)
               ------------------------------------------------

               activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002; with earlier adoption encouraged. This statement had no effect on the Partnership's consolidated financial statements.

               In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's consolidated financial statements

               In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's consolidated financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Recently Issued Accounting Standards (Continued)
               ------------------------------------------------

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

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------



Note 2 -       DEFERRED COSTS

               The following is a summary of deferred costs as of December 31:

                                            Period               2003              2002
                                            ------               ----              ----
               Mortgage loan fees        Mortgage term        $  340,000       $  340,000
               Lease commissions         Lease term            4,800,000        4,220,000
               Lease costs               Lease term              157,000          123,000
                                                              ----------       ----------
                                                               5,297,000        4,683,000

               Accumulated amortization                       (2,952,000)      (2,510,000)
                                                              ----------       ----------
                                                              $2,345,000       $2,173,000
                                                              ==========       ==========

Note 3 -       MORTGAGE LOAN PAYABLE

               The Property is encumbered by a mortgage loan that had a principal balance due as of December 31, 2003 of $48,774,000. The loan is payable over ten years and requires monthly payments of $365,837 representing principal and interest fixed at 7.97% per annum. At November 1, 2010, the date of maturity, a balloon payment of approximately $44,725,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $169,389 monthly for escrow and reserve accounts.

               The following is a summary of scheduled principal maturities, by year, under the debt securing the Partnership's property:

                    Year                                                 Amount
                    ----                                                 ------
                    2004.............................................$   455,000
                    2005.............................................    504,000
                    2006.............................................    546,000
                    2007.............................................    592,000
                    2008.............................................    631,000
                    Thereafter ...................................... 46,046,000
                                                                     -----------
                    Total............................................$48,774,000
                                                                     ===========

Note 4 -       DEFERRED LEASE TERMINATION FEE

               On December 12, 2001, the Partnership received a lease termination payment of $1,303,000 from a tenant. This payment has been deferred and is being amortized into income for financial statement purposes until such time as a new tenant occupies the vacated space. During the years ended December 31, 2003 and 2002, $330,000 and $560,000, respectively, were amortized into rental income. As a condition for accepting the lease termination payment, the mortgage holder required the Partnership to deposit the payment into the mortgage reserve account.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 5 -       RELATED PARTY TRANSACTIONS

               The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

               a. The Partnership pays or accrues to an affiliate of WFA an annual property management fee equal to 5% of cash receipts. Management fees of approximately $569,000 and $581,000 were incurred for the years ended December 31, 2003 and 2002, respectively.

               b. The Partnership pays or accrues to WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $226,000. Fees of approximately $226,000 and $213,000 were paid for the years ended December 31, 2003 and 2002, respectively.

               c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $84,000 and $32,000 were incurred during the years ended December 31, 2003 and 2002, respectively, and have been capitalized to the cost of building and improvements.

               d. During the year ended December 31, 2002, the General Partner received a $1,000 distribution of cash flow from operations. No distributions were made during the year ended December 31, 2003.

Note 6 -       MINIMUM FUTURE RENTAL REVENUES

               The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 6 -       MINIMUM FUTURE RENTAL REVENUES (Continued)

               The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2003, are as follows:

                         2004                           $    9,943,000
                         2005                                9,203,000
                         2006                                7,519,000
                         2007                                7,330,000
                         2008                                6,791,000
                         Thereafter                         14,777,000
                                                        --------------
                                                        $   55,563,000
                                                        ==============

               The Partnership received more than 10% of its lease revenue from three tenants in 2003 and 2002. During 2003 and 2002, the Partnership's three largest tenants collectively accounted for approximately 52% and 49%, respectively, of the total rental revenue.

Note 7 -       PARTNERS' DISTRIBUTIONS

               There were no distributions of cash for the year ended December 31, 2003. During the year ended December 31, 2002, the Partnership distributed $66,000 ($141.73 per unit) of cash from operations to the limited partners and $1,000 to the General Partner.

Note 8 -       RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

               The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

               (In Thousands)
                                                        2003         2002
                                                      --------     --------
               Net loss - financial statements        $   (163)    $   (340)
                 Differences resulted from:
                   Depreciation                            368          719
                   Lease Termination Fee                  (330)        (560)
                   Prepaid Rents                           (50)        (215)
                   Rental Revenue                         (454)        (294)
                   Capitalized Interest                    139           68
                   Other                                    (1)          (2)
                                                      --------     --------
                   Net loss for tax purposes          $   (491)    $   (624)
                                                      ========     ========

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 9 -       SEGMENT INFORMATION

               The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

               Segment information for the years 2003 and 2002 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                Office      Parking
                                                Tower       Garage      Other       Total
                                               --------    --------   --------    --------
               2003
               ----

               Rental income                   $ 11,547    $   --     $   --      $ 11,547
               Other income                          63         243       --           306
               Interest income                       23        --            2          25
               Interest expense                   3,867         124       --         3,991
               Depreciation and amortization      2,524          46       --         2,570
               Segment profit (loss)                 24          73       (260)       (163)
               Total assets                      37,697         915       --        38,612
               Capital expenditures               1,755        --         --         1,755

               2002
               ----

               Rental income                   $ 11,675    $   --     $   --      $ 11,675
               Other income                          81         382       --           463
               Interest income                       42        --            9          51
               Interest expense                   3,896         129       --         4,025
               Depreciation and amortization      2,980          46       --         3,026
               Segment profit (loss)               (291)        207       (256)       (340)
               Total assets                      37,343         961      1,086      39,390
               Capital expenditures                 853        --         --           853

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2003 or 2002 audits of the Partnership's financial statements.

Item 8A.       Controls and Procedures.

            As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of
1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The Registrant has no directors or executive officers. The general partner of the Registrant is WFA. WFA manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the executive officers of WFA and the position held by each of them, are as follows:


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

     Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

     Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union.. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

     Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and

First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

     Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. In addition, each of the foregoing officers and directors hold similar positions with various entities that manage over 100 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners. The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units"). The Units are not voting securities, except that the consent of the holders of the Units is required to approve or disapprove certain transactions, including the removal of a General Partner and the amendment of the Registrant partnership agreement. In addition, the requisite consent of the holders of Units is required to approve the sale of all or substantially all of the assets of the Registrant in a single or related series of transactions. Except as set forth in
(b) below, no holder of Units owns beneficially more than 5% of the Units.

     (b) Security Ownership of Management. The following table sets forth the ownership interest of affiliates of the General Partner in the Partnership.

Holder                             Number of Units Held    Percent of Units Held
------                             --------------------    ---------------------

Win Partner Interest LLC                        30.1000                    6.54%
Win Partner Interest II LLC                     27.2375                    5.92%

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

     The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 2002 and 2003:

Entity                             Compensation                                      2002                2003
------                             ------------                                      ----                ----
Winthrop Financial Associates      Annual Partnership Investor Service Fee         $213,000            $226,000


Winthrop Financial Associates      Cash Distributions                                $1,000                  --


Winthrop Management LLC            Management Fee                                  $581,000            $569,000

Winthrop Management LLC            Construction, Supervision, Legal and             $32,000             $84,000
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

Item 14. Principal Accounting Fees and Services

     The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

     Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees approximately $31,000 and $29,000 for the years ended December 31, 2003 and 2002, respectively.

     Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2003 and 2002.

     Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $19,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively.

     Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

                                   SIGNATURES
                                   ----------

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


                                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                  By:  WINTHROP FINANCIAL ASSOCIATES,
                                       A LIMITED PARTNERSHIP,
                                       Managing General Partner

                                       By: /s/ Michael L. Ashner
                                           ---------------------
                                               Michael Ashner
                                               Chief Executive Officer

                                       Date:  March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature/Name           Title                           Date
--------------           -----                           ----

/s/ Michael Ashner       Chief Executive Officer         March 29, 2004
------------------
Michael Ashner

/s/ Thomas Staples       Chief Financial Officer         March 29, 2004
-------------------
Thomas Staples

                                  EXHIBIT INDEX

Exhibit
Number                         Document                                    Page

3 (a)      Certificate of Limited Partnership of 1999 Broadway
           Associates Limited Partnership, filed on January 10, 1989        (1)

4 (a)      Amended and Restated Limited Partnership Agreement of 1999
           Broadway Associates Limited Partnership, dated as of
           September 22, 1989                                               (1)

4 (b)      Amended and Restated Partnership Agreement of 1999 Broadway
           Joint Venture dated as of September 22, 1989 and the First
           Amendment to the Partnership Agreement of 1999 Broadway
           Joint Venture dated as of December 1, 1991                       (1)

4 (c)      Second Amended and Restated Agreement of Limited
           Partnership of the Registrant                                    (4)


10 (i)     Amendment to Amended and Restated Limited Partnership
           Agreement of 1999 Broadway Associates Limited Partnership        (2)

10 (j)     Disclosure Statement of 1999 Broadway Partnership dated
           March 14, 1996                                                   (3)

10 (k)     Fourth Amended Plan of Reorganization of 1999 Broadway
           Partnership dated November 1, 1996                               (5)

10 (l)     Reaffirmation, Ratification and Amendment Agreement dated
           as of February 28, 1997 by and among 1999 Broadway
           Partnership, 1999 Broadway Associates Limited Partnership,
           1999 Broadway Partners, L.P. and DAG Management, Inc.            (5)

10 (m)     Guaranty made as of February 28, 1997, by 1999 Broadway
           Associates Limited Partnership in favor of DAG Management,
           Inc. (a substantially similar guaranty has been issued by
           1999 Broadway Partners, L.P. in favor of DAG Management,
           Inc.)                                                            (5)

31         Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

32         Certification Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002

----------------

(1) Incorporated by reference to the same Exhibit Number filed with the Registrant's Registration Statement filed on May 28, 1992 (File No. 0-20273).

(2) Incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the calendar year ended December 31, 1995.

(4) Incorporated by reference to Exhibit 4.1 to Amendment No 1 to Registrant's Registration Statement on Form S-3 (Registration No. 333-36471), as filed with the Securities Exchange Commission on September 26, 1997.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the calendar year.