Form 10QSB
period 2004-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2004-05-14
CIK 854268

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

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

                           FORM 10-QSB MARCH 31, 2004

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                        MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                           2004        2003
                                                        ----------   ---------

Assets

Real estate, at cost:

Land                                                      $  1,700    $  1,700
Buildings and improvements, net of accumulated
      depreciation of $28,527 (2004) and $28,019 (2003)     26,506      26,828
                                                          --------    --------
                                                            28,206      28,528

Other Assets:

Cash and cash equivalents                                    1,449       1,619
Restricted cash                                              2,884       2,840
Other assets                                                   494         531
Deferred rent receivable                                     2,786       2,749
Deferred costs, net of accumulated amortization
      of $3,055 (2004) and $2,952 (2003)                     2,243       2,345
                                                          --------    --------
         Total assets                                     $ 38,062    $ 38,612
                                                          ========    ========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                     $ 48,658    $ 48,774
Accrued interest payable                                       334         335
Accounts payable and accrued expenses                        1,120       1,449
Deferred lease termination fee                                 331         413
Payable to related party                                       310         301
Security deposits                                              116         110
                                                          --------    --------
         Total liabilities                                  50,869      51,382
                                                          --------    --------

Partners' Deficit:

Investor limited partners' deficit (460 units
  outstanding)                                             (11,123)    (11,086)
General partner's deficit                                   (1,684)     (1,684)
                                                          --------    --------
         Total Partners' Deficit                           (12,807)    (12,770)
                                                          --------    --------
         Total Liabilities and Partners' Deficit          $ 38,062    $ 38,612
                                                          ========    ========

                See notes to consolidated financial statements.


                                    2 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)    FOR THE THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                        2004           2003
                                                     ----------      -----------
Revenues:

      Rental                                           $ 2,914        $ 2,847
      Other                                                 63             68
                                                       -------        -------

         Total revenues                                  2,977          2,915
                                                       -------        -------

Expenses:

      Real estate taxes                                    219            210
      Payroll and payroll expense reimbursements           174            171
      Operating expenses                                   172            153
      Repairs and maintenance                              303            280
      Utilities                                            245            229
      Management and other fees                            205            204
      General and administrative costs                      49             23
      Insurance                                             58             68
      Depreciation                                         508            517
      Amortization                                          95             90
                                                       -------        -------
         Total expenses                                  2,028          1,945
                                                       -------        -------

Operating income                                           949            970

Non-operating income (expense):
      Interest income                                        4              7
      Interest expense                                    (990)          (988)
                                                       -------        -------
Net loss                                               $   (37)       $   (11)
                                                       =======        =======

Net loss allocated:

      General Partner                                  $    --        $    --

      Investor Limited Partners                            (37)           (11)
                                                       -------        -------
                                                       $   (37)       $   (11)
                                                       =======        =======

Net loss allocated per unit:
      Investor Limited Partners                        $(80.43)       $(23.91)
                                                       =======        =======


                See notes to consolidated financial statements.


                                    3 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004


CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                              UNITS OF   INVESTOR
                               LIMITED    LIMITED     GENERAL
                            PARTNERSHIP  PARTNERS'   PARTNER'S
                              INTEREST    DEFICIT     DEFICIT      TOTAL
                              --------   --------    --------    --------
Balance - December 31, 2003        460   $(11,086)   $ (1,684)   $(12,770)

Net loss                            --        (37)         --         (37)
                              --------   --------    --------    --------
Balance - March 31, 2004           460   $(11,123)   $ (1,684)   $(12,807)
                              ========   ========    ========    ========





                See notes to consolidated financial statements.


                                    4 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                         FOR THE THREE MONTHS ENDED
                                                           MARCH 31,   MARCH 31,
                                                              2004      2003
                                                          ----------   ----------
Cash Flows from Operating Activities:

Net loss                                                    $   (37)   $   (11)
Adjustments to reconcile net loss to net cash provided by
operating activities:
      Depreciation and amortization                             611        616
      Amortization of deferred lease termination fee            (82)       (82)
      Deferred rent receivable                                  (37)       (56)
      Changes in assets and liabilities:
         Other assets                                            37         43
         Accrued interest payable                                (1)        (1)
         Accounts payable, accrued expenses, payable
           to related party and security deposits              (314)      (161)
                                                            -------    -------
Net cash provided by operating activities                       177        348
                                                            -------    -------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                  (186)       (39)
      Additions to restricted cash                             (534)      (620)
      Restricted cash released                                  490        569
      Deferred costs                                             (1)       (11)
                                                            -------    -------
Net cash used in investing activities                          (231)      (101)
                                                            -------    -------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                      (116)      (118)
                                                            -------    -------
Cash used in financing activities                              (116)      (118)
                                                            -------    -------

Net (Decrease) Increase in Cash and Cash Equivalents           (170)       129

Cash and Cash Equivalents, Beginning of Period                1,619      2,292
                                                            -------    -------
Cash and Cash Equivalents, End of Period                    $ 1,449    $ 2,421
                                                            =======    =======
Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                $   983    $   980
                                                            =======    =======








                See notes to consolidated financial statements.


                                    5 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership"), 1999 Broadway Partnership (the "Operating Partnership") and 1999 Broadway LLC (the "Operating Company"). The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnerships". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Investor Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

         a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 2004 and 2003, management fees of $145,000 and $147,000, respectively, were incurred.

         b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $240,000 per annum. Fees of $60,000 and $57,000 were paid or accrued during the periods ended March 31, 2004 and 2003, respectively.

         c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $10,000 and $3,000 were incurred during the three months ended March 31, 2004 and 2003, respectively, and have been capitalized to the cost of buildings and improvements.



                                    6 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004

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

         Segment information for the three months ended March 31, 2004 and 2003 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                         Office    Parking
                                          Tower     Garage   Other      Total

         2004

         Rental income                   $  2,914   $  --   $    --    $ 2,914
         Other income                           5      58        --         63
         Interest income                        3      --         1          4
         Interest expense                     959      31        --        990
         Depreciation and amortization        591      12        --        603
         Segment profit (loss)                 16      15       (68)       (37)
         Total assets                      37,159     903        --     38,062
         Capital expenditures                 186      --        --        186

         2003

         Rental income                   $  2,847   $  --   $    --    $ 2,847
         Other income                           8      60        --         68
         Interest income                        6      --         1          7
         Interest expense                     956      32        --        988
         Depreciation and amortization        595      12        --        607
         Segment profit (loss)                 36      16       (63)       (11)
         Total assets                      36,981     949     1,087     39,017
         Capital expenditures                  39      --        --         39


                                    7 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004

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

              The Registrant's level of liquidity based on cash and cash equivalents decreased by $170,000 for the three months ended March 31, 2004, as compared to December 31, 2003. The decrease is due to $231,000 of cash used in investing activities and $116,000 of cash used for principal payments on mortgage loan (financing activities), which were partially offset by $177,000 of cash provided by operating activities. Net cash used in investing activities consisted of $186,000 of cash used for improvements to real estate, primarily tenant improvements, $1,000 of cash expended on leasing costs and commissions and a net increase of $44,000 in restricted cash. The Property is approximately 93% leased as of March 31, 2004 as compared to 86% at March 31, 2003. At March 31, 2004, the Registrant had $1,449,000 in cash and cash equivalents, which was invested primarily in money market mutual funds.

              The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease. Lucent's lease expires on December 31, 2005 and Lucent continues to make required lease payments. Lucent has been experiencing financial difficulties for the past few years and it is possible that if these financial difficulties continue Lucent could stop making lease payments. Further, Encoda (formerly JDS Columbine) has placed five floors of its space in the sublease market, which accounts for approximately 14% of the property. Encoda's lease expires in 2008 and Encoda continues to make required lease payments. Because of the recent decline in the Denver real estate market, the Registrant may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

              The Registrant's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Registrant evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

                                    8 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term needs of the Operating Company. The Registrant has budgeted approximately $3,000,000 on capital improvements to the Property in 2004. As of March 31, 2004, the Registrant made no distributions to the partners.

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

              None of the recently issued accounting standards had an effect on the Registrant's consolidated financial statements.

              Results of Operations

              Net loss for the three months ended March 31, 2004 was $37,000 as compared to a net loss of $11,000 for the three months ended March 31, 2003. The increase in net loss was due to a decrease in operating income, a decrease in interest income, and an increase in interest expense. Operating results, before non-operating income (expense) decreased by $21,000 for the three months ended March 31, 2004, as compared to 2003, due to an increase in expenses of $83,000, which was partially offset by increases in revenue of $62,000.

              Revenue increased by $62,000 for the three months ended March 31, 2004, as compared to 2003, due to an increase in rental income of $67,000, which was partially offset by a decrease in other income of $5,000. Rental income increased due to an increase in occupancy. Other income decreased due to a decrease in volume of other billable services provided by the Property, including the Garage operation.

              Expenses increased by $83,000 for the three months ended March 31, 2004, as compared to 2003, primarily due to increases in repairs and maintenance ($23,000), real estate taxes ($9,000), operating expenses ($19,000), payroll and payroll expense reimbursements ($3,000), general and administrative costs ($26,000), amortization ($5,000), utilities ($16,000) and management and other fees ($1,000). These increases were slightly offset by decreases in insurance ($10,000) and depreciation ($9,000).

              Interest income decreased primarily due to a decline in interest rates and lower cash balances available for investments.


                                    9 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Quantitative and Qualitative Disclosures of Market Risk

              The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at March 31, 2004 is at a fixed rate of interest.

ITEM 3.       CONTROLS AND PROCEDURES

              The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

              There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.




                                    10 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004



PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2004.



























                                    11 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004



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

                        1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                        BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                            MANAGING GENERAL PARTNER


                        BY: /s/ Michael L. Ashner
                            -----------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                        BY: /s/ Thomas Staples
                            -----------------------------
                            Thomas Staples
                            Chief Financial Officer




                        DATED: May 14, 2004












                                    12 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004




Exhibit Index


     Exhibit                                                                              Page No.
     -------                                                                              --------
     31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.                                                  14 - 15

     31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.                                                  16 - 17

     32       Certification of Chief Executive Officer and Chief Financial Officer,
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002.                                              18


                                    13 of 18