Form 10QSB
period 2004-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2004-08-13
CIK 854268

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

     X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-20273
                                                -------

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             04-6613783
        -------------------------------           --------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

            7 Bulfinch Place, Suite 500,
         P.O. Box 9507, Boston, Massachusetts               02114-9507
        ---------------------------------------             -----------
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

                                     1 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                             JUNE 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT UNIT DATA)                               2004        2003
                                                             --------   ------------

Assets

Real estate, at cost:

Land                                                         $  1,700    $  1,700
Buildings and improvements, net of accumulated
      depreciation of $29,032 (2004) and $28,019 (2003)        26,056      26,828
                                                             --------    --------

                                                               27,756      28,528
Other Assets:

Cash and cash equivalents                                       1,725       1,619
Restricted cash                                                 2,575       2,840
Other assets                                                      444         531
Deferred rent receivable                                        2,953       2,749
Deferred costs, net of accumulated amortization
      of $3,172 (2004) and $2,952 (2003)                        2,126       2,345
                                                             --------    --------

         Total Assets                                        $ 37,579    $ 38,612
                                                             ========    ========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                        $ 48,551    $ 48,774
Accrued interest payable                                          322         335
Accounts payable and accrued expenses                             686       1,449
Deferred lease termination fee                                    248         413
Payable to related party                                          238         301
Security deposits                                                 118         110
                                                             --------    --------

         Total Liabilities                                     50,163      51,382
                                                             --------    --------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)    (10,906)    (11,086)
General partner's deficit                                      (1,678)     (1,684)
                                                             --------    --------

         Total Partners' Deficit                              (12,584)    (12,770)
                                                             --------    --------

         Total Liabilities and Partners' Deficit             $ 37,579    $ 38,612
                                                             ========    ========

                 See notes to consolidated financial statements.

                                    2 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)    FOR THE SIX MONTHS ENDED
                                                       JUNE 30,    JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                        2004         2003
                                                       -------      -------

Revenues:

      Rental                                           $ 6,032      $ 5,721
      Other                                                106          156
                                                       -------      -------
         Total revenues                                  6,138        5,877
                                                       -------      -------

Expenses:

      Real estate taxes                                    439          420
      Payroll and payroll expense reimbursements           361          350
      Operating expenses                                   336          312
      Repairs and maintenance                              562          540
      Utilities                                            439          414
      Management and other fees                            413          402
      General and administrative costs                     101           65
      Insurance                                            117          136
      Depreciation                                       1,013        1,050
      Amortization                                         203          184
                                                       -------      -------
         Total expenses                                  3,984        3,873
                                                       -------      -------

Operating income                                         2,154        2,004

Non-operating income (expense):
      Interest income                                        9           14
      Interest expense                                  (1,977)      (1,984)
                                                       -------      -------
Net income                                             $   186      $    34
                                                       =======      =======

Net income allocated:

      General Partner                                  $     6      $     1

      Investor Limited Partners                            180           33
                                                       -------      -------
                                                       $   186      $    34
                                                       =======      =======

Net income allocated per unit:

      Investor Limited Partners                        $391.30      $ 71.74
                                                       =======      =======

                 See notes to consolidated financial statements.

                                    3 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)     FOR THE THREE MONTHS ENDED
                                                        JUNE 30,      JUNE 30,
(IN THOUSANDS, EXCEPT UNIT DATA)                         2004          2003
                                                        -------       -------

Revenues:

     Rental                                             $ 3,118       $ 2,874
     Other                                                   43            88
                                                        -------       -------

         Total revenues                                   3,161         2,962
                                                        -------       -------

Expenses:

     Real estate taxes                                      220           210
     Payroll and payroll expense reimbursements             187           179
     Operating expenses                                     164           160
     Repairs and maintenance                                259           260
     Utilities                                              194           185
     Management and other fees                              208           198
     General and administrative costs                        52            41
     Insurance                                               59            68
     Depreciation                                           505           533
     Amortization                                           108            94
                                                        -------       -------

         Total expenses                                   1,956         1,928
                                                        -------       -------

Operating income                                          1,205         1,034

Non-operating income (expense):
     Interest income                                          5             7
     Interest expense                                      (987)         (996)
                                                        -------       -------

Net income                                              $   223       $    45
                                                        =======       =======

Net income allocated:

     General Partners                                   $     7       $     1

     Investor Limited Partners                              216            44
                                                        -------       -------

                                                        $   223       $    45
                                                        =======       =======

Net income allocated per unit:

     Investor Limited Partners                          $469.57       $ 95.65
                                                        =======       =======

                 See notes to consolidated financial statements.

                                    4 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                UNITS OF     INVESTOR
                                 LIMITED      LIMITED      GENERAL
                               PARTNERSHIP   PARTNERS'    PARTNER'S
                                INTEREST      DEFICIT      DEFICIT        TOTAL
                                --------     --------      --------      --------

Balance - December 31, 2003          460     $(11,086)     $ (1,684)     $(12,770)

Net income                          --            180             6           186
                                --------     --------      --------      --------

Balance - June 30, 2004              460     $(10,906)     $ (1,678)     $(12,584)
                                ========     ========      ========      ========

                 See notes to consolidated financial statements.

                                    5 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                         FOR THE SIX MONTHS ENDED
                                                         JUNE 30,     JUNE 30,
                                                          2004         2003
                                                         -------      -------

Cash Flows from Operating Activities:

Net income                                               $   186      $    34
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                        1,233        1,251
      Amortization of deferred lease termination fee        (165)        (164)
      Deferred rent receivable                              (204)        (143)
      Changes in assets and liabilities:
         Other assets                                         87          110
         Accrued interest payable                            (13)         (13)
         Accounts payable, accrued expenses, payable
           to related party and security deposits           (818)        (369)
                                                         -------      -------

Net cash provided by operating activities                    306          706
                                                         -------      -------

Cash Flows from Investing Activities:

      Additions to buildings and improvements               (241)        (429)
      Additions to restricted cash                        (1,234)      (1,132)
      Restricted cash release                              1,499        1,905
      Deferred costs                                          (1)         (49)
                                                         -------      -------

Net cash provided by investing activities                     23          295
                                                         -------      -------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                   (223)        (217)
                                                         -------      -------

Cash used in financing activities                           (223)        (217)
                                                         -------      -------

Net increase in Cash and Cash Equivalents                    106          784

Cash and Cash Equivalents, Beginning of Period             1,619        2,292
                                                         -------      -------

Cash and Cash Equivalents, End of Period                 $ 1,725      $ 3,076
                                                         =======      =======

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                             $ 1,973      $ 1,980
                                                         =======      =======

                 See notes to consolidated financial statements.

                                    6 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

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

     The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     Reclassification

     Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

     a.   The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 2004 and 2003, management fees of $293,000 and $289,000, respectively, were incurred.

     b.   The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately
          $240,000 per annum. Fees of $120,000 and $113,000 were paid or accrued during the periods ended June 30, 2004 and 2003, respectively.

     c.   The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $12,000 and $21,000 were incurred during the six months ended June 30, 2004 and 2003, respectively, and have been capitalized to the cost of buildings and improvements.

                                    7 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

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

     Segment information for the six months ended June 30, 2004 and 2003 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                     Office   Parking
                                     Tower     Garage     Other       Total

     2004

     Rental income                   $ 6,032   $  --     $  --      $ 6,032
     Other income                         11        95      --          106
     Interest income                       9      --        --            9
     Interest expense                  1,916        61      --        1,977
     Depreciation and amortization     1,193        23      --        1,216
     Segment profit (loss)               314        11      (139)       186
     Total assets                     36,687       892      --       37,579
     Capital expenditures                241      --        --          241

     2003

     Rental income                   $ 5,721   $  --     $  --      $ 5,721
     Other income                         16       140      --          156
     Interest income                      12      --           2         14
     Interest expense                  1,921        63      --        1,984
     Depreciation and amortization     1,211        23      --        1,234
     Segment profit (loss)               109        54      (129)        34
     Total assets                     36,636       938     1,087     38,661
     Capital expenditures                429      --        --          429

                                    8 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

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

     The Registrant's level of liquidity based on cash and cash equivalents increased by $106,000 for the six months ended June 30, 2004, as compared to December 31, 2003. The increase is due to $306,000 of net cash provided by operating activities and $23,000 of cash provided by investing activities, which were partially offset by $223,000 of cash used for principal payments on mortgage loan (financing activities). Net cash provided by investing activities consisted of a net refund of $265,000 from the restricted cash account, partially offset by $241,000 of cash used for improvements to real estate, primarily tenant improvements, and $1,000 of cash expended on leasing costs and commissions. The Property is 92% leased as of June 30, 2004 as compared to 87% at June 30, 2003. At June 30, 2004, the Registrant had $1,725,000 in cash and cash equivalents, which was invested primarily in money market mutual funds.

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

                                    9 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

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
     Such assets are currently thought to be sufficient for any near-term needs of the Operating Company. The Registrant anticipates spending an additional
     $1,800,000 for capital and tenant improvements to the Property for the remainder of the year. As of June 30, 2004, the Registrant made no distributions to the partners.

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

     Results of Operations

     Net income for the six months ended June 30, 2004 was $186,000 as compared to a net income of $34,000 for the six months ended June 30, 2003. The increase in net income was primarily due to an increase in operating income. Operating results, before non-operating income (expense) increased by $150,000 for the six months ended June 30, 2004, as compared to 2003, due to an increase in revenue of $261,000, which was partially offset by an increase in expenses of $111,000. Operating results, before non-operating income (expense) increased by $171,000 for the three months ended June 30,
     2004 as compared to 2003.

     Revenue increased by $261,000 for the six months ended June 30, 2004, as compared to 2003, due to an increase in rental income of $311,000, which was partially offset by a decrease in other income of $50,000. Rental income increased due to an increase in occupancy. Other income decreased due to a decrease in volume of other billable services provided by the
     Property, including the Garage operation.

     Expenses increased by $111,000 for the six months ended June 30, 2004, as compared to 2003, primarily due to increases in all expenses other than insurance and depreciation.

                                    10 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Quantitative and Qualitative Disclosures of Market Risk

     The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at June 30, 2004 is at a fixed rate of interest.

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

                                    11 of 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the period ended June 30,
          2004.

                                    12 OF 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

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

                                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED
                                        PARTNERSHIP MANAGING GENERAL PARTNER

                                    BY: /s/ Michael L. Ashner
                                        --------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                                    BY: /s/ Thomas Staples
                                        --------------------------------------
                                        Thomas Staples
                                        Chief Financial Officer

                                   DATED:   August 13, 2004

                                    13 OF 19

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2004

Exhibit Index

Exhibit                                                                               Page No.
-------                                                                               --------

 31.1    Chief Executive Officer's Certification, pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                                  15 - 16

 31.2    Chief Financial Officer's Certification, pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                                  17 - 18

 32      Certification of Chief Executive Officer and Chief Financial Officer,
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.                                             19

                                    14 of 19