Form 10QSB
period 2004-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2004-11-12
CIK 854268

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10–QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0–20273

1999 Broadway Associates Limited Partnership

(Exact name of small business issuer as specified in its charter)

Delaware	04–6613783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts	02114–9507
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (617) 570–4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

FORM 10–QSB SEPTEMBER 30, 2004

PART 1 – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

	September 30, 2004	December 31, 2003

Assets

Real estate, at cost:

Land	$1,700	$1,700
Buildings and improvements, net of accumulated depreciation of $29,548 (2004) and $28,019 (2003)	25,582	26,828

	27,282	28,528
Other Assets:

Cash and cash equivalents	2,022	1,619
Restricted cash	3,099	2,840
Other assets	428	531
Deferred rent receivable	3,065	2,749
Deferred costs, net of accumulated amortization of $3,298 (2004) and $2,952 (2003)	2,153	2,345

Total assets	$38,049	$38,612

Liabilities and Partners’ Deficit

Liabilities:

Mortgage loan payable	$48,441	$48,774
Accrued interest payable	322	335
Accounts payable and accrued expenses	1,188	1,449
Deferred lease termination fee	165	413
Payable to related party	231	301
Security deposits	113	110

Total liabilities	50,460	51,382

Partners’ Deficit:

Investor limited partners’ deficit (460 units outstanding)	(10,738)	(11,086)
General Partner’s deficit	(1,673)	(1,684)

Total Partners’ Deficit	(12,411)	(12,770)

Total Liabilities and Partners’ Deficit	$38,049	$38,612

See notes to consolidated financial statements.

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

FORM 10–QSB SEPTEMBER 30, 2004

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Revenues:

Rental	$9,050	$8,617
Other	175	247

Total revenues	9,225	8,864

Expenses:

Real estate taxes	658	630
Payroll and payroll expense reimbursements	529	509
Operating expenses	486	486
Repairs and maintenance	814	815
Utilities	649	634
Management and other fees	616	598
General and administrative costs	133	97
Insurance	175	189
Depreciation	1,529	1,611
Amortization	320	295

Total expenses	5,909	5,864

Operating income	3,316	3,000

Non–operating income (expense):
Interest income	16	19
Interest expense	(2,973)	(2,988)

Net income	$359	$31

Net income allocated:

General Partner	$11	$1

Investor Limited Partners	348	30

	$359	$31

Net income allocated per unit:

Investor Limited Partners	$756.52	$65.22

See notes to consolidated financial statements.

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

FORM 10–QSB SEPTEMBER 30, 2004

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

	For the Three Months Ended
	September 30, 2004	September 30, 2003

Revenues:

Rental	$3,018	$2,896
Other	69	91

Total revenues	3,087	2,987

Expenses:

Real estate taxes	219	210
Payroll and payroll expense reimbursements	168	159
Operating expenses	150	158
Repairs and maintenance	252	275
Utilities	210	220
Management and other fees	203	196
General and administrative costs	32	48
Insurance	58	50
Depreciation	516	561
Amortization	117	114

Total expenses	1,925	1,991

Operating income	1,162	996

Non–operating income (expense):
Interest income	7	5
Interest expense	(996)	(1,004)

Net income (loss)	$173	$(3)

Net income (loss) allocated:

General Partners	$5	$—

Investor Limited Partners	168	(3)

	$173	$(3)
Net income (loss) allocated per unit:

Investor Limited Partners	$365.22	$(6.52)

See notes to consolidated financial statements.

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

FORM 10–QSB SEPTEMBER 30, 2004

Consolidated Statement of Partners’ Deficit (Unaudited)

(In Thousands, Except Unit Data)

	Units of Limited Partnership Interest	Investor Limited Partners’ Deficit	General Partner’s Deficit	Total

Balance – January 1, 2004	460	$(11,086)	$(1,684)	$(12,770)

Net income	—	348	11	359

Balance – September 30, 2004	460	$(10,738)	$(1,673)	$(12,411)

See notes to consolidated financial statements.

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

FORM 10–QSB SEPTEMBER 30, 2004

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities:

Net income	$359	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,875	1,932
Amortization of deferred lease termination fee	(248)	(247)
Deferred rent receivable	(316)	(321)
Changes in assets and liabilities:
Other assets	103	163
Accrued interest payable	(13)	(13)
Accounts payable, accrued expenses, payable to related party and security deposits	(328)	(164)

Net cash provided by operating activities	1,432	1,381

Cash Flows from Investing Activities:

Additions to buildings and improvements	(284)	(686)
Additions to restricted cash	(1,758)	(1,643)
Restricted cash released	1,499	1,905
Deferred costs	(153)	(396)

Net cash used in investing activities	(696)	(820)

Cash Flows from Financing Activities:

Principal payments on mortgage loan	(333)	(317)

Cash used in financing activities	(333)	(317)

Net Increase in Cash and Cash Equivalents	403	244

Cash and Cash Equivalents, Beginning of Period	1,619	2,292

Cash and Cash Equivalents, End of Period	$2,022	$2,536

Supplemental Disclosure of Cash Flow Information:
Cash Paid For Interest	$2,960	$2,975

See notes to consolidated financial statements.

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

FORM 10–QSB SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             General

The accompanying consolidated financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the “Investor Partnership”), 1999 Broadway Partnership (the “Operating Partnership”) and 1999 Broadway LLC (the “Operating Company”).  The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the “Partnerships”.  These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Investor Partnership’s Annual Report on Form 10–KSB for the year ended December 31, 2003.

The financial information contained herein is unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.  All adjustments are of a normal recurring nature.  The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

The results of operations for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

2.             Related Party Transactions

The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the “General Partner”).  Related party transactions with the General Partner and its affiliates include the following:

a.                                       The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts.  For the nine months ended September 30, 2004 and 2003, management fees of $436,000 and $428,000, respectively, were incurred.

b.                                      The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $240,000 per annum.  Fees of $180,000 and $170,000 were paid or accrued during the periods ended September 30, 2004 and 2003, respectively.

c.                                       The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project.  Fees of $14,000 and $33,000 were incurred during the nine months ended September 30, 2004 and 2003, respectively, and have been capitalized to the cost of buildings and improvements.

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

4.             Segment Information

The Partnership has two reportable segments, the Office Tower and the Garage.  The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non–operating items.

Segment information for the nine months ended September 30, 2004 and 2003 is shown in the tables below (in thousands).  The “Other” column includes partnership administrative items and income and expense not allocated to a reportable segment.

	Office Tower	Parking Garage	Other	Total
2004

Rental income	$9,050	$—	$—	$9,050
Other income	31	144	—	175
Interest income	16	—	—	16
Interest expense	2,881	92	—	2,973
Depreciation and amortization	1,814	35	—	1,849
Segment profit (loss)	545	17	(203)	359
Total assets	37,169	880	—	38,049
Capital expenditures	284	—	—	284

2003

Rental income	$8,617	$—	$—	$8,617
Other income	54	193	—	247
Interest income	17	—	2	19
Interest expense	2,894	94	—	2,988
Depreciation and amortization	1,871	35	—	1,906
Segment profit (loss)	162	64	(195)	31
Total assets	36,666	926	1,088	38,680
Capital expenditures	686	—	—	686

Item 2. Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10–QSB contain certain forward–looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10–QSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward–looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations. Accordingly, actual results could differ materially from those projected in the forward–looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

The Registrant, through its effectively 99.9% ownership interest in 1999 Broadway LLC (the “Operating Company”), owns a 42–story office tower located in Denver, Colorado together with a parking garage located one and one–half blocks northeast of the office tower (collectively, the “Property”). The Operating Company generates rental revenue from the Property and is responsible for the Property’s operating expenses as well as its administrative costs.

The Registrant’s level of liquidity based on cash and cash equivalents increased by $403,000 for the nine months ended September 30, 2004, as compared to December 31, 2003. The increase is due to $1,432,000 of net cash provided by operating activities, partially offset by $696,000 of cash used in investing activities and $333,000 of cash used for principal payments on the mortgage loan (financing activities). Net cash used in investing activities consisted of a $259,000 increase in restricted cash, $284,000 of cash used for improvements to real estate, primarily tenant improvements, and $153,000 of cash expended on leasing costs and commissions. The Property is 92% leased as of September 30, 2004 as compared to 87% at September 30, 2003. At September 30, 2004, the Registrant had $2,022,000 in cash and cash equivalents, of which approximately $1,709,000 was invested primarily in money market mutual funds.

The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases in excess of 10% of the Property, has vacated its space and is marketing it for sublease.  Lucent’s lease expires on December 31, 2005 and Lucent continues to make required lease payments. Lucent has been experiencing financial difficulties for the past few years and it is possible that if these financial difficulties continue Lucent could stop making lease payments. Further, Encoda (formerly JDS Columbine) has placed five floors of its space in the sublease market, which accounts for approximately 14% of the Property. Encoda’s lease expires in 2008 and Encoda continues to make required lease payments. Because of the recent decline in the Denver real estate market, the Registrant may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations.

The Registrant’s only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Registrant evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near–term needs of the Operating Company. The Registrant anticipates spending an additional $590,000 for capital and tenant improvements to the Property for the remainder of the year. As of September 30, 2004, the Registrant made no distributions to the partners.

The Registrant could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs.

At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners is dependent upon the performance of the Property and the market in which it is located.

None of the recently issued accounting standards had an effect on the Registrant’s consolidated financial statements.

Results of Operations

Net income for the nine months ended September 30, 2004 was $359,000 as compared to a net income of $31,000 for the nine months ended September 30, 2003. The increase in net income was primarily due to an increase in operating income. Operating results, before non–operating income (expense) increased by $316,000 for the nine months ended September 30, 2004, as compared to 2003, due to an increase in revenue of $361,000, which was partially offset by an increase in expenses of $45,000. Operating results, before non–operating income (expense) increased by $166,000 for the three months ended September 30, 2004 as compared to 2003.

Revenue increased by $361,000 for the nine months ended September 30, 2004, as compared to 2003, due to an increase in rental income of $433,000, which was partially offset by a decrease in other income of $72,000. Rental income increased due to an increase in rental rates and occupancy. Other income decreased due to a decrease in volume of other billable services provided by the Property, including the Garage operation.

Expenses increased by $45,000 for the nine months ended September 30, 2004, as compared to 2003, primarily due to increases in all expenses other than insurance, depreciation, and repairs and maintenance.

Quantitative and Qualitative Disclosures of Market Risk

The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant’s mortgage note payable at September 30, 2004 is at a fixed rate of interest.

Item 3. Controls and Procedures

The Registrant’s management, with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.Based on such evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II – Other Information

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S–B are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

	BY:	WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP MANAGING GENERAL PARTNER

	BY:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

	BY:	/s/ Thomas Staples
Thomas Staples
Chief Financial Officer

DATED: November 10, 2004

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.