Form 10KSB
period 2004-12-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2005-03-31
CIK 854268

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934


For the fiscal year ended December 31, 2004       Commission File Number 0-20273
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Registrant's revenues for its most recent fiscal year were $ 11,596,000

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

                                     PART I

Item 1. Business.

Organization

      1999 Broadway Associates Limited Partnership (the "Registrant") is a Delaware limited partnership which was formed pursuant to a Certificate of Limited Partnership filed on January 10, 1989 with the Secretary of State of the State of Delaware for the sole purpose of investing in and operating a 42-story office tower located at 1999 Broadway, Denver, Colorado (the "Office Tower"), together with a parking garage located one and one-half blocks northeast of the Office Tower at 2099 Welton Street, (the "Parking Garage", and together with the Office Tower, collectively, the "Property"). The Registrant holds its interest in the Property indirectly through its ownership of a 100% interest in 1999 Broadway LLC, a Delaware limited liability company (the "Operating Company"). See "Item 2. Description of Properties" below. The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA" or the "General Partner"). WFA is a real estate investment company in the business of providing asset and property management services and providing other financial and leasing services.

      The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases 12% of the Property, has vacated its space and is marketing it for sublease. Lucent's lease is scheduled to expire December 2005, at which time the Partnership will be required to re-tenant the space. Further, Encoda (formerly JDS Columbine) has placed all of its space in the sublease market. Encoda has committed to retain two floors if the remaining space can be leased. Because of the decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates that will generate cash flow sufficient to meet its debt service obligations, in which case the Partnership may be required to raise additional capital or sell the property.

Employees

      The Registrant has no employees. Services are performed for the Registrant and the Operating Partnership by their respective general partners and the agents retained by them.

Property Management

      Effective July 2003, the Operating Partnership retained as its property manager Kestrel Management, L.P. ("Kestrel Management"), an affiliate of WFA. Kestrel Management provides day-to-day management services for the Property, including collection of rents, supervision and maintenance of the Property, supervising its leasing agent, preparing property tax filings and reports and bookkeeping. For its services, Kestrel Management receives a management fee equal to 5% of gross revenues from the operation of the Property. The Operating Partnership has engaged Cushman & Wakefield of Colorado Inc., as the Office Tower's exclusive leasing agent for new and existing tenants.

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

Property Information

      In 2004, the Downtown Denver market experienced negative absorption of approximately 256,000 square feet. With the market still trying to recover, the Property has been able to maintain an occupancy rate of 85.00%, with major renewals in the building from GSA for 34,731 square feet and Titanium Metals for 22,219 square feet. The Property still has 173,399 square feet on the sub-lease market. Lucent Technologies' lease will expire on December 31, 2005 and an aggressive marketing campaign has been launched to lease their 72,979 square feet. During 2004 Encoda continued to market all of its 100,420 square feet. Encoda has committed to retain 35,274 square feet. Meanwhile, Encoda and the landlord are negotiating with two other existing tenants for their expansion into Encoda's remaining 65,146 square feet.

      The following table sets forth the average annual occupancy rate and rent per square foot for the Property for the years ended December 31, 2004 and 2003.

                                                          Average
                    Year           Occupancy           Rent/Sq. Ft.
                    ----           ---------           ------------

                    2004             85.0%                $18.63
                    2003             88.0%                $18.95

      The decrease in occupancy is attributable to Collect America surrendering 22,137 square feet on the 21st floor and Titanium Metals surrendering 12,530 square feet on the 12th floor.

      The following chart sets forth certain information concerning lease expirations (assuming no renewals) for the Property:

                                       Aggregate sq/ft.           Expiration Report
             Number of Tenants       Covered by Expiring           2004 Rental for            Percentage of Total
            whose Leases Expire             Leases               Leases Expiring (1)         Annualized Rental (1)
            -------------------             ------               -------------------         ---------------------
2005                 7                      96,139                    $1,843,610                     17.46%
2006                 4                      26,186                      $540,319                      5.12%
2007                 3                      15,650                      $298,832                      2.83%
2008                 6                     152,361                    $2,941,378                     27.85%
2009                 1                       3,517                       $55,213                       .52%
2010                 3                     126,700                    $1,744,064                     16.51%
2011                 2                      56,897                      $768,745                      7.28%
2012                 0                          --                            --                         --
2013                 0                          --                            --                         --
2014                 1                      23,672                      $203,121                      1.92%

(1)   Based on actual base rent as of December 31, 2004.

      The following table sets forth those tenants at the Office Tower that, as of December 31, 2004, occupied more than 10% of the rentable square footage at the Office Tower, the square feet occupied, the average rent per square feet for such tenant and the expiration of such tenants lease.

                                                                     Sq. Ft. Rented         Rent/        Lease
Tenant                                 Business                      (% of total)           Sq. Ft.      Expiration
------                                 --------                      ------------           -------      ----------
Encoda (formerly J.D.S. Columbine)     Software Systems               100,420(16%)          $17.00       12/31/08

Lucent Technologies(1)                 Communications Technology       72,979(12%)          $20.84       12/31/05

GSA Department of Labor                Government Services             73,951(12%)          $24.24       11/30/10

(1) Lucent has vacated the premises and is seeking to sublet space. Lucent continues to pay its rent.

      The following table sets forth information relating to the mortgage loan encumbering the Office Tower and Parking Garage.

                       Balance        Principal Repayment   Interest
Original Balance     at 12/31/04           for 2005           Rate      Maturity
----------------     -----------           --------           ----      --------

$50,000,000          $48,319,000           $504,000           7.97%    11/1/2010

At maturity, a balloon payment of approximately $44,725,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $173,550 monthly for escrow and reserve accounts.

      Set forth below is a table showing the carrying value, accumulated depreciation and federal tax basis (in thousands) of the Property as of December 31, 2004.

  Carrying        Accumulated                                        Federal Tax
   Value         Depreciation          Rate          Method             Basis
   -----         ------------          ----          ------             -----

$57,386,000       $30,090,000        7-35 yrs          S/L           $39,702,000

      The realty tax rate and realty taxes paid for the Property in 2004 were $64.402/1,000 and $939,903 respectively.

Competition

      As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property of the Registrant is subject to competition from other office buildings in the area.

Capital Improvements

      No significant capital improvements are planned in the near future for the Property other than tenant improvements which are necessary to the leasing-up of the Property. In this regard, the Operating Partnership expended approximately $898,000 in 2004 in connection with the tenant improvements and leasing commissions required under new leases; as well as $208,000 in building improvements. The Operating Partnership has budgeted approximately $837,000 for tenant improvements and leasing commissions at the Property in 2005. These budgeted capital improvements are principally for tenant improvements and leasing commissions.

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

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

      There is no established public trading market for Units in the Registrant. Trading in Units is sporadic and occurs through private transactions. As of March 1, 2005, there were approximately 429 holders of 460 Units.

      There were no distributions made by the Registrant during the years ended December 31, 2004 and 2003.

See "Item 6, Management's Discussion and Analysis or Plan of Operation," for further information relating to Registrant's future distributions.

      Affiliates of the General Partner own a total of 59.8375 Units representing approximately 13.00% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

      The Registrant's level of liquidity based on cash and cash equivalents decreased by $95,000 for the year ended December 31, 2004, as compared to December 31, 2003. The decrease is due to $1,656,000 of cash used in investing activities and $455,000 of cash used for mortgage principal payments (financing activities), which were partially offset by $2,016,000 of cash provided by operating activities. Net cash used in investing activities consisted of $839,000 of cash used for improvements to real estate, primarily tenant improvements, $276,000 of cash expended on leasing costs and commissions, and a $541,000 net use from restricted cash accounts. The Property is approximately 85% leased as of December 31, 2004 as compared to 88% at December 31, 2003. At December 31, 2004, the Registrant had $1,524,000 in cash and cash equivalents, of which approximately $1,135,000 was invested primarily in money market mutual funds.

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

      The Property has a heavy concentration of tenants in the technology and telecommunications industries, both of which have been experiencing severe decline. Notably, Lucent Technologies, which leases 12% of the Property, has vacated its space and is marketing it for sublease. Although its lease is not scheduled to expire until 2005 and Lucent continues to make the required lease payments, Lucent has been experiencing financial difficulties for the past few years. Accordingly, it is possible that if these financial difficulties continue, Lucent could stop making lease payments. Further, Encoda (formerly JDS Columbine) has placed two floors of its space in the sublease market. Because of the decline in the Denver real estate market, the Partnership may be unable to find a new tenant or tenants at rental rates sufficient to generate cash flow in excess of its debt service obligations, in which case the Partnership may be required to raise additional capital or sell the property.

      The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term and long-term needs of the Operating Company. The Partnership anticipates expending approximately $837,000 on capital improvements to the Property during 2005. During the year ended December 31, 2004, the Partnership made no distributions to the partners.

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

Results of Operations

      Net loss for the year ended December 31, 2004 was $416,000 as compared to a net loss of $163,000 for the year ended December 31, 2003. The increase in net loss was due to a decrease in operating income, partially offset by a decrease in interest expense. Operating results, before non-operating income (expense) declined by $278,000 for the year ended December 31, 2004, as compared to 2003, primarily due to decreases in revenue of $257,000 and increases in expenses of $21,000.

      Revenue decreased by $257,000 for the year ended December 31, 2004, as compared to 2003, due to decreases in other income of $91,000 and rental income of $166,000. Other income decreased due to a decrease in volume of other billable services provided by the Property, including the Garage operation. Rental income decreased due to a decrease in occupancy and a decrease in average rental rates.

      Expenses increased by $21,000 for the year ended December 31, 2004, as compared to 2003, due to increases in real estate taxes ($3,000), payroll and payroll expense reimbursements ($26,000), general and administrative costs ($39,000), amortization ($15,000), management and other fees (16,000), utilities ($40,000) and operating expenses ($20,000). These increases were slightly offset by decreases in repairs and maintenance ($39,000), depreciation ($92,000) and insurance ($7,000).

      Interest expense decreased by $25,000 due to a decrease in the outstanding balance of the loan. All other income and expense items remained relatively constant.

Quantitative and Qualitative Disclosures of Market Risk

      The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at December 31, 2004 is at a fixed rate of interest.

Item 7. Financial Statements

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        Consolidated Financial Statements

                          Year Ended December 31, 2004

                                Table of Contents

                                                                          Page
                                                                          ----

Report of Independent  Registered Public Accounting Firm                   13
Consolidated Financial Statements:

Balance Sheets at December 31, 2004 and 2003                               14

Statements of Operations for the Years Ended
     December 31, 2004 and 2003                                            15

Statements of Partners' Deficit for the Years Ended
     December 31, 2004 and 2003                                            16

Statements of Cash Flows for the Years Ended
     December 31, 2004 and 2003                                            17

Notes to Consolidated Financial Statements                               18 - 24

             Report of Independent Registered Public Accounting Firm

To the Partners
1999 Broadway Associates Limited Partnership:

We have audited the accompanying consolidated balance sheets of 1999 Broadway Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1999 Broadway Associates Limited Partnership and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
March 10, 2005

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                DECEMBER 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------

ASSETS

Real estate, at cost:

Land                                                        $  1,700   $  1,700
Buildings and improvements, net of accumulated
   depreciation of $30,090 (2004) and $28,019 (2003)          25,596     26,828
                                                            --------   --------

                                                              27,296     28,528

Other Assets:

Cash and cash equivalents                                      1,524      1,619
Restricted cash                                                3,381      2,840
Other assets                                                     601        531
Deferred rent receivable                                       2,792      2,749
Deferred costs, net of accumulated amortization
   of $3,407 (2004) and $2,952 (2003)                          2,166      2,345
                                                            --------   --------

            Total assets                                    $ 37,760   $ 38,612
                                                            ========   ========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Mortgage loan payable                                       $ 48,319   $ 48,774
Accrued interest payable                                         332        335
Accounts payable and accrued expenses                          1,856      1,449
Deferred lease termination fee                                    83        413
Payable to related party                                         258        301
Security deposits                                                 98        110
                                                            --------   --------

            Total liabilities                                 50,946     51,382
                                                            --------   --------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)   (11,498)   (11,086)
General partner's deficit                                     (1,688)    (1,684)
                                                            --------   --------

            Total Partners' Deficit                          (13,186)   (12,770)
                                                            --------   --------

            Total Liabilities and Partners' Deficit         $ 37,760   $ 38,612
                                                            ========   ========

                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------

                                                          2004           2003
                                                        --------       --------

REVENUES:

   Rental income                                        $ 11,381       $ 11,547
   Other income                                              215            306
                                                        --------       --------

     Total revenues                                       11,596         11,853
                                                        --------       --------

EXPENSES:

   Real estate taxes                                         881            878
   Payroll and payroll expense reimbursements                796            770
   Operating expenses                                        661            641
   Repairs and maintenance                                 1,063          1,102
   Utilities                                                 892            852
   Management and other fees                                 811            795
   General and administrative costs                          238            199
   Insurance                                                 236            243
   Depreciation                                            2,071          2,163
   Amortization                                              422            407
                                                        --------       --------

     Total expenses                                        8,071          8,050
                                                        --------       --------

Operating income                                           3,525          3,803

Non-operating income (expense):
   Interest income                                            25             25
   Interest expense                                       (3,966)        (3,991)
                                                        --------       --------

Net loss                                                $   (416)      $   (163)
                                                        ========       ========

Net loss allocated:

   General Partner                                      $     (4)      $     (2)

   Investor Limited Partners                                (412)          (161)
                                                        --------       --------

     Net loss                                           $   (416)      $   (163)
                                                        ========       ========

Net loss allocated per unit:

   Investor Limited Partners                            $(895.65)      $(350.00)
                                                        ========       ========

                See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                        (In Thousands, Except Unit Data)

                                 Units of    Investor
                                 Limited      Limited     General
                               Partnership   Partners'   Partner's
                                 Interest     Deficit     Deficit        Total
                               -----------   ---------   ---------     --------
Balance - January 1, 2003             460    $(10,925)    $ (1,682)    $(12,607)

Net loss                               --        (161)          (2)        (163)
                                 --------    --------     --------     --------

Balance - December 31, 2003           460     (11,086)      (1,684)     (12,770)

Net loss                               --        (412)          (4)        (416)
                                 --------    --------     --------     --------

Balance - December 31, 2004           460    $(11,498)    $ (1,688)    $(13,186)
                                 ========    ========     ========     ========

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------

                                                                2004        2003
                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $    (416)  $    (163)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Depreciation and amortization                                 2,526       2,605
   Amortization of deferred lease termination fee                 (330)       (330)
   Deferred rent receivable                                        (43)       (454)
   Changes in assets and liabilities:
     Other assets                                                  (70)        (12)
     Accounts payable, accrued expenses, payable
      to related party and security deposits                       352         148
     Accrued interest payable                                       (3)         (3)
                                                             ---------   ---------

          Net cash provided by operating activities              2,016       1,791
                                                             ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to buildings and improvements                           (839)     (1,755)
Additions to restricted cash                                    (2,282)     (2,328)
Restricted cash released                                         1,741       2,663
Deferred costs                                                    (276)       (614)
                                                             ---------   ---------

          Net cash used in investing activities                 (1,656)     (2,034)
                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage loan                               (455)       (430)
                                                             ---------   ---------

          Cash used in financing activities                       (455)       (430)
                                                             ---------   ---------

Net Decrease in Cash and Cash Equivalents                          (95)       (673)

Cash and Cash Equivalents, Beginning of Year                     1,619       2,292
                                                             ---------   ---------

Cash and Cash Equivalents, End of Year                       $   1,524   $   1,619
                                                             =========   =========

Supplemental Disclosure of Cash Flow Information:

   Cash paid for interest                                    $   3,935   $   3,959
                                                             =========   =========

                 See notes to consolidated financial statements.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

      Concentration of Credit Risk

      The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year. As of December 31, 2004 the Partnership had approximately $1,135,000 invested in money market accounts which are included in cash and cash equivalents.

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

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income Taxes

      Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

      Advertising

      The Partnership expenses the cost of advertising as incurred. Advertising expenses of approximately $84,000 and $68,000 were incurred for the years ended December 31, 2004 and 2003, respectively, and are included in general and administrative expenses.

      Disclosures About the Fair Value of Financial Instruments

      Financial instruments held by the Partnership as of December 31, 2004 and 2003, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The fair value of the Partnership's long-term debt is approximately $51,272,000 at December 31, 2004.

Note 2 - DEFERRED COSTS

      The following is a summary of deferred costs as of December 31:

                                     Period            2004             2003
                                     ------            ----             ----

      Mortgage loan fees          Mortgage term    $    340,000    $    340,000
      Lease commissions           Lease term          5,070,000       4,800,000
      Lease costs                 Lease term            163,000         157,000
                                                   ------------    ------------
                                                      5,573,000       5,297,000

      Accumulated amortization                       (3,407,000)     (2,952,000)
                                                   ------------    ------------
                                                   $  2,166,000    $  2,345,000
                                                   ============    ============

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

Note 3 - MORTGAGE LOAN PAYABLE

      The Property is encumbered by a mortgage loan that had a principal balance due as of December 31, 2004 of $48,319,000. The loan is payable over ten years and requires monthly payments of $365,837 representing principal and interest fixed at 7.97% per annum. At November 1, 2010, the date of maturity, a balloon payment of approximately $44,725,000 plus accrued interest will be due. In addition to the monthly debt service payment, the Partnership is required to pay $173,550 monthly for escrow and reserve accounts.

      The following is a summary of scheduled principal maturities, by year, under the debt securing the Partnership's property:

              Year                                                     Amount
              ----                                                     ------
              2005..........................................      $    504,000
              2006..........................................           546,000
              2007..........................................           592,000
              2008..........................................           631,000
              2009..........................................           694,000
              Thereafter....................................        45,352,000
                                                                  ------------
              Total.........................................      $ 48,319,000
                                                                  ============

Note 4 - DEFERRED LEASE TERMINATION FEE

      On December 12, 2001, the Partnership received a lease termination payment of $1,303,000 from a tenant. This payment has been deferred and is being amortized into income for financial statement purposes until such time as a new tenant occupies the vacated space. During each of the years ended December 31, 2004 and 2003, $330,000 was amortized into rental income. As a condition for accepting the lease termination payment, the mortgage holder required the Partnership to deposit the payment into the mortgage reserve account. The payment will be fully amortized in the first quarter of 2005.

Note 5 - RELATED PARTY TRANSACTIONS

      The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WFA. Related party transactions with WFA and its affiliates include the following:

      a. The Partnership pays or accrues to Kestrel Management, L.P. an annual property management fee equal to 5% of cash receipts. Management fees of approximately $571,000 and $569,000 were incurred for the years ended December 31, 2004 and 2003, respectively.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

Note 5 - RELATED PARTY TRANSACTIONS (Continued)

      b. The Partnership pays or accrues to an affiliate of WFA an annual partnership administration and investor services fee of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $240,000. Fees of approximately $240,000 and $226,000 were paid for the years ended December 31, 2004 and 2003, respectively.

      c. The Partnership pays or accrues to an affiliate of WFA a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $41,000 and $84,000 were incurred during the years ended December 31, 2004 and 2003, respectively, and have been capitalized to the cost of building and improvements.

      d. No distributions were made during the year ended December 31, 2004 and 2003, respectively.

Note 6 - MINIMUM FUTURE RENTAL REVENUES

      The Partnership leases office space to various tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

      The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 2004, are as follows:

                        2005                         $ 10,191,000
                        2006                            8,346,000
                        2007                            8,167,000
                        2008                            7,899,000
                        2009                            5,824,000
                        Thereafter                     13,602,000
                                                     ------------

                                                     $ 54,029,000
                                                     ============

      The Partnership received more than 10% of its lease revenue from three tenants in 2004 and 2003. During 2004 and 2003, the Partnership's three largest tenants collectively accounted for approximately 51% and 52%, respectively, of the total rental revenue. In December 2005, one of the leases representing 13.4% of 2004 rental income will expire.

Note 7 - PARTNERS' DISTRIBUTIONS

      There were no distributions of cash for the year ended December 31, 2004 and 2003, respectively.

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

Note 8 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

      The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

      (In Thousands)

                                                         2004         2003
                                                       --------     --------

      Net loss - financial statements                  $   (416)    $   (163)
          Differences resulted from:
             Depreciation                                   231          368
             Lease Termination Fee                         (330)        (330)
             Prepaid Rents                                  126          (50)
             Rental Revenue                                 (44)        (454)
             Capitalized Interest                            67          139
             Other                                           (1)          (1)
                                                       --------     --------

             Net loss for tax purposes                 $   (367)    $   (491)
                                                       ========     ========

Note 9 - SEGMENT INFORMATION

      The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

      Segment information for the years 2004 and 2003 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                        Office      Parking
                                        Tower       Garage       Other        Total
                                       --------    --------    --------     --------
      2004

      Rental income                    $ 11,381    $     --    $     --     $ 11,381
      Other income                           37         178          --          215
      Interest income                        25          --          --           25
      Interest expense                    3,845         121          --        3,966
      Depreciation and amortization       2,447          46          --        2,493
      Segment profit (loss)                 676          11        (271)        (416)
      Total assets                       36,891         869          --       37,760
      Capital expenditures                  839          --          --          839

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

Note 9 - SEGMENT INFORMATION (Continued)

      2003

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2004 or 2003 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2005, the names of the directors and executive officers of the General Partner and the position held by each of them are as follows:

                                    Position Held with the                Has Served as a Director
Name                               Managing General Partner                   or Officer Since
----                               ------------------------                   ----------------
Michael L. Ashner           Chief Executive Officer and Director                     1-96

Peter Braverman             Executive Vice President and Director                    1-96

Carolyn Tiffany             Chief Operating Officer and Clerk                       10-95

Thomas C. Staples           Chief Financial Officer                                  1-99

      Mr. Ashner, age 52, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings Inc. and Atlantic Entertainment Holdings, Inc., hotel and casino operators, First Union and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Mr. Braverman, age 53, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk and the President of First Union. Mr. Braverman also currently serves on the Board of Directors of First Union.

      Ms. Tiffany, age 38, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Chief Operating Officer and Secretary of Newkirk and First Union.

      Mr. Staples, age 49, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk. Mr. Staples is a certified public accountant.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

      Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

Item 10. Executive Compensation.

      Registrant is not required to and did not pay any compensation to the officers or partners of the General Partner. The General Partner does not presently pay any compensation to any of its officers or partners (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management

      (a) Security Ownership of Certain Beneficial Owners. The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units"). The Units are not voting securities, except that the consent of the holders of the Units is required to approve or disapprove certain transactions, including the removal of a General Partner and the amendment of the Registrant partnership agreement. In addition, the requisite consent of the holders of Units is required to approve the sale of all or substantially all of the assets of the Registrant in a single or related series of transactions. Two holders of Units own beneficially more than 5% of the outstanding Units at March 1, 2005. Affiliates of the General Partner collectively own 59.8375 Units representing 13% of the total outstanding Units and affiliates of Equity Resources Group Incorporated collectively own 48.9875 Units representing 10.65% of the total outstanding Units.

      (b) Security Ownership of Management. The following table sets forth the ownership interest of affiliates of the General Partner in the Partnership.

Holder                            Number of Units Held     Percent of Units Held
------                            --------------------     ---------------------

Win Partner Interest LLC                 30.1000                    6.54%
Win Partner Interest II LLC              29.7375                    6.46%

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

      Under the terms of the Registrant's partnership agreement, WFA (the General Partner) and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income and loss and expense reimbursements from the Registrant.

      The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant or the Operating Partnership paid to or accrued to the account of the General Partner or its affiliates for the years ended December 31, 2004 and 2003:

      Entity                                    Compensation                           2004              2003
      ------                                    ------------                           ----              ----
      Winthrop Financial Associates             Annual Partnership Investor          $240,000          $226,000
                                                Service Fee

      Kestrel Management L.P.                   Management Fee                       $571,000          $569,000

      Winthrop Management LLC                   Construction, Supervision,           $ 41,000          $ 84,000
                                                Legal and Leasing Fees

      See "Item 7, Financial Statements - Note 5" for additional information with respect to related party transactions.

Item 13. Exhibits

      The Exhibits listed in the accompanying Index to Exhibits are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said index.

Item 14. Principal Accounting Fees and Services

      The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2005.

Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $31,000 and $31,000 for the years ended December 31, 2004 and 2003.

Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2004 and 2003.

Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $19,000 and $19,000 for the years ended December 31, 2004 and 2003, respectively.

Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2004 and 2003.

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

                                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                    By: WINTHROP FINANCIAL ASSOCIATES,
                                        A LIMITED PARTNERSHIP,
                                        Managing General Partner


                                        By: /s/ Michael L. Ashner
                                            ------------------------------------
                                                Michael Ashner
                                                Chief Executive Officer

                                        Date: March 31, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name               Title                                Date
--------------               -----                                ----


/s/ Michael Ashner           Chief Executive Officer              March 31, 2005
-----------------------
Michael Ashner


/s/ Thomas Staples           Chief Financial Officer              March 31, 2005
-----------------------
Thomas Staples

                                  EXHIBIT INDEX

Exhibit
Number                                Document                              Page

3 (a)           Certificate of Limited Partnership of 1999 Broadway          (1)
                Associates Limited Partnership, filed on January 10,
                1989

4 (a)           Amended and Restated Limited Partnership Agreement of        (1)
                1999 Broadway Associates Limited Partnership, dated as of September 22, 1989

4 (b)           Amended and Restated Partnership Agreement of 1999           (1)
                Broadway Joint Venture dated as of September 22, 1989
                and the First Amendment to the Partnership Agreement
                of 1999 Broadway Joint Venture dated as of December 1,
                1991

4 (c)           Second Amended and Restated Agreement of Limited             (4)
                Partnership of the Registrant

10 (i)          Amendment to Amended and Restated Limited Partnership        (2)
                Agreement of 1999 Broadway Associates Limited
                Partnership

10 (j)          Disclosure Statement of 1999 Broadway Partnership            (3)
                dated March 14, 1996

10 (k)          Fourth Amended Plan of Reorganization of 1999 Broadway       (5)
                Partnership dated November 1, 1996

10 (l)          Reaffirmation, Ratification and Amendment Agreement          (5)
                dated as of February 28, 1997 by and among 1999
                Broadway Partnership, 1999 Broadway Associates Limited Partnership, 1999 Broadway Partners, L.P. and DAG
                Management, Inc.

10 (m)          Guaranty made as of February 28, 1997, by 1999               (5)
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

31              Certification Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

32              Certification Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

--------
(1) Incorporated by reference to the same Exhibit Number filed with the Registrant's Registration Statement filed on May 28, 1992 (File No. 0-20273).

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