Form 10QSB
period 2005-03-31
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2005-05-13
CIK 854268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
                                   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-20273
                                                -------

                  1999 Broadway Associates Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               04-6613783
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts     02114-9507
-----------------------------------------------------------------     ----------
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


                                    1 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

                                                              March 31,   December 31,
(In Thousands, Except Unit Data)                                2005         2004
                                                              --------    ------------
Assets

Real estate, at cost:

Land                                                          $  1,700     $  1,700
Buildings and improvements, net of accumulated
      depreciation of $30,594 (2005) and $30,090 (2004)         25,206       25,596
                                                              --------     --------

                                                                26,906       27,296
Other Assets:

Cash and cash equivalents                                        1,336        1,524
Restricted cash                                                  4,735        3,381
Other assets                                                       548          601
Deferred rent receivable                                         2,478        2,792
Deferred costs, net of accumulated amortization
      of $3,531 (2005) and $3,407 (2004)                         3,197        2,166
                                                              --------     --------

         Total assets                                         $ 39,200     $ 37,760
                                                              ========     ========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                         $ 48,184     $ 48,319
Accrued interest payable                                           331          332
Accounts payable and accrued expenses                            2,566        1,856
Deferred lease termination fee                                      --           83
Payable to related party                                           333          258
Security deposits                                                  115           98
                                                              --------     --------

         Total liabilities                                      51,529       50,946
                                                              --------     --------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)     (10,667)     (11,498)
General partner's deficit                                       (1,662)      (1,688)
                                                              --------     --------

         Total Partners' Deficit                               (12,329)     (13,186)
                                                              --------     --------

         Total Liabilities and Partners' Deficit              $ 39,200     $ 37,760
                                                              ========     ========

                 See notes to consolidated financial statements.


                                    2 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

Consolidated Statements of Operations (Unaudited)        For the Three Months Ended
                                                            March 31,   March 31,
(In Thousands, Except Unit Data)                              2005        2004
                                                            ---------   ---------
Revenues:

      Rental                                                $ 2,816     $ 2,914
      Other                                                   1,121          63
                                                            -------     -------

         Total revenues                                       3,937       2,977
                                                            -------     -------

Expenses:

      Real estate taxes                                         220         219
      Payroll and payroll expense reimbursements                178         174
      Operating expenses                                        161         172
      Repairs and maintenance                                   292         303
      Utilities                                                 258         245
      Management and other fees                                 273         205
      General and administrative costs                           59          49
      Insurance                                                  60          58
      Depreciation                                              504         508
      Amortization                                              115          95
                                                            -------     -------

         Total expenses                                       2,120       2,028
                                                            -------     -------

Operating income                                              1,817         949

Non-operating income (expense):
      Interest income                                            10           4
      Interest expense                                         (970)       (990)
                                                            -------     -------

Net income (loss)                                           $   857     $   (37)
                                                            =======     =======

Net income (loss) allocated:

      General Partner                                       $    26     $    --

      Investor Limited Partners                                 831         (37)
                                                            -------     -------

                                                            $   857     $   (37)
                                                            =======     =======

Net income (loss) allocated per unit:

      Investor Limited Partners                             $1,806.52   $(80.43)
                                                            =======     =======

                 See notes to consolidated financial statements.


                                    3 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005


Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of    Investor
                                 Limited      Limited      General
                               Partnership   Partners'    Partner's
                                 Interest     Deficit      Deficit      Total
                               -----------   ---------    ---------    --------

Balance - December 31, 2004           460    $(11,498)    $ (1,688)    $(13,186)

Net income                             --         831           26          857
                                 --------    --------     --------     --------

Balance - March 31, 2005              460    $(10,667)    $ (1,662)    $(12,329)
                                 ========    ========     ========     ========

                 See notes to consolidated financial statements.


                                    4 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005


Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                     For the Three Months Ended
                                                                     March 31,   March 31,
                                                                       2005        2004
                                                                     ---------   ---------
Cash Flows from Operating Activities:

Net income (loss)                                                     $   857     $   (37)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                       628         611
      Amortization of deferred lease termination fee                      (83)        (82)
      Deferred rent receivable                                            314         (37)
      Changes in assets and liabilities:
         Other assets                                                      53          37
         Accrued interest payable                                          (1)         (1)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                         802        (314)
                                                                      -------     -------

Net cash provided by operating activities                               2,570         177
                                                                      -------     -------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                            (114)       (186)
      Additions to restricted cash                                     (1,932)       (534)
      Restricted cash  released                                           578         490
      Deferred costs                                                   (1,155)         (1)
                                                                      -------     -------

Net cash used in investing activities                                  (2,623)       (231)
                                                                      -------     -------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                                (135)       (116)
                                                                      -------     -------

Cash used in financing activities                                        (135)       (116)
                                                                      -------     -------

Net decrease in Cash and Cash Equivalents                                (188)       (170)

Cash and Cash Equivalents, Beginning of Period                          1,524       1,619
                                                                      -------     -------

Cash and Cash Equivalents, End of Period                              $ 1,336     $ 1,449
                                                                      =======     =======

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                          $   962     $   983
                                                                      =======     =======

                 See notes to consolidated financial statements.


                                    5 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements reflect the accounts of 1999 Broadway Associates Limited Partnership (the "Investor Partnership") and its subsidiaries, 1999 Broadway Partnership (the "Operating Partnership") and 1999 Broadway LLC (the "Operating Company"). The Investor Partnership, the Operating Partnership and the Operating Company are collectively referred to as the "Partnership". These consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Investor Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2004 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

      a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the three months ended March 31, 2005 and 2004, management fees of $209,000 and $145,000, respectively, were incurred.

      b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $254,000 per annum. Fees of $64,000 and $60,000 were paid or accrued during the periods ended March 31, 2005 and 2004, respectively.

      c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $5,000 and $10,000 were incurred during the three months ended March 31, 2005 and 2004, respectively, and have been capitalized to the cost of buildings and improvements.


                                    6 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Allocation of Loss and Distribution of Cash Flow

      In accordance with the Investor Partnership's partnership agreement losses are allocated 1% to the General Partner and 99% to the limited partners. Net income is allocated 3% to the General Partner and 97% to the limited partners. Cash flow is distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital and the balance, if any, 97% to the limited partners, and 3% to the General Partner.

4.    Segment Information

      The Partnership has two reportable segments, the Office Tower and the Garage. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

      Segment information for the three months ended March 31, 2005 and 2004 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                        Office      Parking
                                         Tower       Garage      Other       Total
      2005

      Rental income                    $  2,816    $     --    $     --     $  2,816
      Other income                        1,073          48          --        1,121
      Interest income                        10          --          --           10
      Interest expense                      940          30          --          970
      Depreciation and amortization         607          12          --          619
      Segment profit (loss)                 948           6         (97)         857
      Total assets                       38,343         857          --       39,200
      Capital expenditures                  114          --          --          114

      2004

      Rental income                    $  2,914    $     --    $     --     $  2,914
      Other income                            5          58          --           63
      Interest income                         3          --           1
                                                                                   4
      Interest expense                      959          31          --
                                                                                 990
      Depreciation and amortization         591          12          --          603
      Segment profit (loss)                  16          15         (68)         (37)
      Total assets                       37,159         903          --       38,062
      Capital expenditures                  186          --          --          186

5.    Other Income

      Other income includes a lease termination fee of $1,400,000 net of deferred rent receivable of $345,000.


                                    7 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

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

      The Registrant's level of liquidity based on cash and cash equivalents decreased by $188,000 for the three months ended March 31, 2005, as compared to December 31, 2004. The decrease is due to $2,623,000 of cash used in investing activities and $135,000 of cash used for principal payments on mortgage loan (financing activities), which were partially offset by $2,570,000 of cash provided by operating activities. Net cash used in investing activities consisted of $114,000 of cash used for improvements to real estate, primarily building improvements, $1,155,000 of cash expended on leasing costs and commissions and a net increase of $1,354,000 in restricted cash. The Property is approximately 85% leased as of March 31, 2005 as compared to 93% at March 31, 2004. At March 31, 2005, the Registrant had $1,336,000 in cash and cash equivalents of which $973,000 was invested primarily in money market mutual funds.

      Although the Property has been able to maintain an 85% occupancy rate in a down office rental market in the Denver, Colorado area, the Lucent Technologies lease which accounts for 12% of the rentable space at the Property is scheduled to expire at the end of 2005. The Property's cash flow exclusive of the Lucent Technologies lease may not be sufficient to meet the Partnership's debt service payments and necessary capital improvements. Accordingly, the Partnership is currently exploring the following options:

            o Continuing to seek one or more new tenants for the Lucent space. Given the time left before the Lucent lease expires, the rental rate under the Lucent lease and the weak Denver office rental market, it is unlikely that all of the Lucent space can be re-let at rental rates sufficient to generate the same revenue as the Lucent lease;

            o Negotiate a loan modification with the Partnership's lender to reduce the monthly debt service payments;

            o Sell the Property. In this regard, the Partnership has begun the process of marketing the Property for sale. There can be no assurance, however, that the Property can be sold for an acceptable purchase price; and

            o Obtaining mezzanine or junior debt from a third party or through a rights offering made to the Partnership's partners.


                                    8 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

Item  2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      There is no assurance that any of the foregoing alternatives will be successful. If the Partnership is unsuccessful in consummating one or more of the foregoing options, it is possible that the Property could be foreclosed upon.

      During the first quarter of 2005, the Partnership and Encoda Systems, Inc. ("Encoda") entered into a lease termination agreement on 65,146 square feet, which Encoda was trying to sublease. Encoda paid $1,400,000 to terminate the lease which was due to expire on December 31, 2008. Encoda remains liable on 35,274 square feet through December 31, 2008, the remaining term of its lease.

      The Partnership has been able to renew some of its leases including the lease with GSA for 34,731 square feet and Titanium Metals for 22,219 square feet. In addition, during the first quarter of 2005 the Partnership negotiated lease modifications to expand the space leased by Kerr McGee and Echo Geophysical to 52,911 square feet and 12,235 square feet respectively. Both tenants were relocated to space previously occupied by Encoda which previously vacated its space. Kerr McGee now leases approximately 17% of the property.

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

      The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term needs of the Operating Company. The Registrant has budgeted approximately $837,000 on capital improvements to the Property in 2005. As of March 31, 2005, the Registrant made no distributions to the partners.

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

                           FORM 10-QSB MARCH 31, 2005

Item  2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations

      Net income for the three months ended March 31, 2005 was $857,000 as compared to a net loss of $37,000 for the three months ended March 31, 2004. The net increase was due to an increase in operating income, a decrease in interest expense, and an increase in interest income. Operating results, before non-operating income (expense) increased by $868,000 for the three months ended March 31, 2005, as compared to 2004, due to an increase in revenue of $960,000, which was partially offset by increases in expenses of $92,000.

      Revenue increased by $960,000 for the three months ended March 31, 2005, as compared to 2004, due to an increase in other income of $1,058,000 which was partially offset by a decrease in rental income of $98,000. Other income increased primarily due to a lease termination fee of $1,400,000 (received from Encoda Systems, Inc.) net of deferred rent receivable of $345,000 related to Encoda's lease. Rental income decreased by $98,000 due to decreases in occupancy and renal rates related to additional spaces leased to Kerr McGee and Echo Geophysical.

      Expenses increased by $92,000 for the three months ended March 31, 2005, as compared to 2004, primarily due to increases in real estate taxes ($1,000), payroll and payroll expense reimbursements ($4,000), insurance ($2,000), utilities ($13,000), amortization ($20,000), management and other fees ($68,000) and general and administrative costs ($10,000). These increases were partially offset by decreases in repairs and maintenance ($11,000), operating expenses ($11,000) and depreciation ($4,000).

      Interest income increased primarily due to higher cash balances available for investments. Interest expense decreased due to normal amortization of the loan balance.

      Quantitative and Qualitative Disclosures of Market Risk

      The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Registrant's mortgage note payable at March 31, 2005 is at a fixed rate of interest.

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


                                    10 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

Part II - Other Information


Item  6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    11 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

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

                        1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP


                        BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                            MANAGING GENERAL PARTNER


                        BY: /s/ Michael L. Ashner
                            -------------------------
                            Michael L. Ashner
                            Chief Executive Officer


                        BY: /s/ Thomas Staples
                            -------------------------
                            Thomas Staples
                            Chief Financial Officer

                        DATED:  May 13, 2005


                                    12 of 18

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2005

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