Form 10QSB
period 2005-06-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2005-08-15
CIK 854268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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


                                    1 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

                                                              June 30,   December 31,
(In Thousands, Except Unit Data)                                2005         2004
                                                              --------   ------------
Assets

Real estate, at cost:

Land                                                          $  1,700     $  1,700
Buildings and improvements, net of accumulated
      depreciation of $31,140 (2005) and $30,090 (2004)         25,323       25,596
                                                              --------     --------
                                                                27,023       27,296
Other Assets:

Cash and cash equivalents                                        1,077        1,524
Restricted cash                                                  3,683        3,381
Other assets                                                       494          601
Deferred rent receivable                                         2,584        2,792
Deferred costs, net of accumulated amortization
      of $3,657 (2005) and $3,407 (2004)                         2,546        2,166
                                                              --------     --------
         Total assets                                         $ 37,407     $ 37,760
                                                              ========     ========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                         $ 48,067     $ 48,319
Accrued interest payable                                           319          332
Accounts payable and accrued expenses                            1,283        1,856
Deferred lease termination fee                                      --           83
Payable to related party                                           352          258
Security deposits                                                  115           98
                                                              --------     --------
         Total liabilities                                      50,136       50,946
                                                              --------     --------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)     (11,055)     (11,498)
General partner's deficit                                       (1,674)      (1,688)
                                                              --------     --------
         Total Partners' Deficit                               (12,729)     (13,186)
                                                              --------     --------
         Total Liabilities and Partners' Deficit              $ 37,407     $ 37,760
                                                              ========     ========

                 See notes to consolidated financial statements.


                                     2 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2005


Consolidated Statements of Operations (Unaudited)       For the Six Months Ended
                                                          June 30,     June 30,
(In Thousands, Except Unit Data)                            2005         2004
                                                          --------     --------
Revenues:

      Rental                                              $ 5,403      $ 6,032
      Other                                                 1,168          106
                                                          -------      -------
         Total revenues                                     6,571        6,138
                                                          -------      -------

Expenses:

      Real estate taxes                                       441          439
      Payroll and payroll expense reimbursements              380          361
      Operating expenses                                      319          336
      Repairs and maintenance                                 575          562
      Utilities                                               479          439
      Management and other fees                               464          413
      General and administrative costs                        128          101
      Insurance                                               120          117
      Depreciation                                          1,050        1,013
      Amortization                                            233          203
                                                          -------      -------
         Total expenses                                     4,189        3,984
                                                          -------      -------

Operating income                                            2,382        2,154

Non-operating income (expense):
      Interest income                                          22            9
      Interest expense                                     (1,947)      (1,977)
                                                          -------      -------
Net income                                                $   457      $   186
                                                          =======      =======

Net income allocated:

      General Partner                                     $    14      $     6
      Investor Limited Partners                               443          180
                                                          -------      -------
                                                          $   457      $   186
                                                          =======      =======
Net income allocated per unit:

      Investor Limited Partners                           $963.04      $391.30
                                                          =======      =======

                 See notes to consolidated financial statements.


                                     3 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2005

Consolidated Statements of Operations (Unaudited)        For the Three Months Ended
                                                           June 30,     June 30,
(In Thousands, Except Unit Data)                             2005         2004
                                                           --------     --------
Revenues:

       Rental                                              $  2,586     $  3,118
       Other                                                     47           43
                                                           --------     --------
          Total revenues                                      2,633        3,161
                                                           --------     --------

Expenses:

       Real estate taxes                                        220          220
       Payroll and payroll expense reimbursements               201          187
       Operating expenses                                       158          164
       Repairs and maintenance                                  283          259
       Utilities                                                221          194
       Management and other fees                                192          208
       General and administrative costs                          69           52
       Insurance                                                 60           59
       Depreciation                                             546          505
       Amortization                                             118          108
                                                           --------     --------
          Total expenses                                      2,068        1,956
                                                           --------     --------

Operating income                                                565        1,205

Non-operating income (expense):
       Interest income                                           13            5
       Interest expense                                        (978)        (987)
                                                           --------     --------
Net (loss) income                                          $   (400)    $    223
                                                           ========     ========

Net (loss) income allocated:

       General Partners                                    $     (4)    $      7

       Investor Limited Partners                               (396)         216
                                                           --------     --------
                                                           $   (400)    $    223
                                                           ========     ========

Net (loss) income allocated per unit:

       Investor Limited Partners                           $(860.87)    $ 469.57
                                                           ========     ========

                 See notes to consolidated financial statements.


                                     4 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2005

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)


                                 Units of    Investor
                                 Limited      Limited      General
                               Partnership   Partners'    Partner's
                                 Interest     Deficit      Deficit      Total
                               -----------   ---------    ---------    --------

Balance - December 31, 2004           460    $(11,498)    $ (1,688)    $(13,186)

Net income                             --         443           14          457
                                 --------    --------     --------     --------

Balance - June 30, 2005               460    $(11,055)    $ (1,674)    $(12,729)
                                 ========    ========     ========     ========

                 See notes to consolidated financial statements.


                                     5 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 2005

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                 For the Six Months Ended
                                                                 June 30,    June 30,
                                                                   2005        2004
                                                                 --------    --------
Cash Flows from Operating Activities:

Net income                                                       $   457     $   186
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                1,300       1,233
      Amortization of deferred lease termination fee                 (83)       (165)
      Deferred rent receivable                                       208        (204)
      Changes in assets and liabilities:
         Other assets                                                107          87
         Accrued interest payable                                    (13)        (13)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                   (462)       (818)
         Reserves and escrow deposits                                463         213
                                                                 -------     -------

Net cash provided by operating activities                          1,977         519
                                                                 -------     -------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                       (777)       (241)
      Replacement/tenant improvement reserve                        (765)         52
      Deferred costs                                                (630)         (1)
                                                                 -------     -------

Net cash used in investing activities                             (2,172)       (190)
                                                                 -------     -------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                           (252)       (223)
                                                                 -------     -------

Cash used in financing activities                                   (252)       (223)
                                                                 -------     -------

Net (decrease) increase in Cash and Cash Equivalents                (447)        106

Cash and Cash Equivalents, Beginning of Period                     1,524       1,619
                                                                 -------     -------

Cash and Cash Equivalents, End of Period                         $ 1,077     $ 1,725
                                                                 =======     =======

Supplemental Disclosure of Cash Flow Information:
      Cash Paid For Interest                                     $ 1,943     $ 1,973
                                                                 =======     =======

                 See notes to consolidated financial statements.

                                     6 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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

      The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2. Related Party Transactions

      The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

      a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the six months ended June 30, 2005 and 2004, management fees of $337,000 and $293,000, respectively, were incurred.

      b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $254,000 per annum. Fees of $127,000 and $120,000 were paid or accrued during the periods ended June 30, 2005 and 2004, respectively.

      c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $37,000 and $12,000 were incurred during the six months ended June 30, 2005 and 2004, respectively, and have been capitalized to the cost of buildings and improvements.

3. Reclassifications

Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.


                                    7 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

4. Allocation of Income (Loss) and Distribution of Cash Flow

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

      Segment information for the six months ended June 30, 2005 and 2004 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                        Office    Parking
                                        Tower      Garage     Other       Total

      2005

      Rental income                    $ 5,403    $    --    $    --     $ 5,403
      Other income                       1,084         84         --       1,168
      Interest income                       22         --         --          22
      Interest expense                   1,888         59         --       1,947
      Depreciation and amortization      1,260         23         --       1,283
      Segment profit (loss)                643          2       (188)        457
      Total assets                      36,561        846         --      37,407
      Capital expenditures                 777         --         --         777

      2004

      Rental income                    $ 6,032    $    --    $    --     $ 6,032
      Other income                          11         95         --         106
      Interest income                        9         --         --           9
      Interest expense                   1,916         61         --       1,977
      Depreciation and amortization      1,193         23         --       1,216
      Segment profit (loss)                314         11       (139)        186
      Total assets                      36,687        892         --      37,579
      Capital expenditures                 241         --         --         241

6. Other Income

      Other income, for the six months ended June 30, 2005, includes a net lease termination fee of $1,055,000.


                                    8 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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

      Liquidity and Capital Resources

      The Partnership, through its effectively 99.9% ownership interest in 1999 Broadway LLC (the "Operating Company"), owns a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Company generates rental revenue from the Property and is responsible for the Property's operating expenses as well as its administrative costs.

      The Partnership's level of liquidity based on cash and cash equivalents decreased by $447,000 for the six months ended June 30, 2005, as compared to December 31, 2004. The decrease is due to $2,172,000 of cash used in investing activities and $252,000 of cash used for principal payments on mortgage loan (financing activities), which were partially offset by $1,977,000 of cash provided by operating activities. Net cash used in investing activities consisted of $777,000 of cash used for improvements to real estate, primarily tenant improvements, $630,000 of cash expended on leasing costs and commissions and a net increase of $765,000 in replacement/tenant improvement reserve. The Property is approximately 85% leased as of June 30, 2005 as compared to 92% at June 30, 2004. At June 30, 2005, the Partnership had $1,077,000 in cash and cash equivalents, of which $831,000 was invested primarily in money market mutual funds.

      Although the Property has been able to maintain an 85% occupancy rate in a down office rental market in the Denver, Colorado area, the Lucent Technologies lease which accounts for 12% of the rentable space at the Property is scheduled to expire at the end of 2005 and is currently unoccupied. As previously reported, the Property's cash flow exclusive of the Lucent Technologies lease may not be sufficient to meet the Partnership's debt service payments and necessary capital improvements.

      Accordingly, the Partnership began marketing the Property for sale and expects to enter into a sale agreement during the third quarter of 2005 for a sale of the Property. Upon entering into a contract, the limited partners will receive a consent solicitation seeking their consent to the sale. The consent solicitation will set forth the details of any such contract. There can be no assurance, however, that the Property will ultimately be sold or, if sold, the ultimate sales price. If the Property cannot be sold, the Partnership will continue to seek additional tenants, negotiate a loan modification with its existing lender and/or seek mezzanine or junior debt from a third party.


                                    9 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      There is no assurance that any of the foregoing alternatives will be successful. If the Partnership is unsuccessful in consummating one or more of the foregoing options, it is possible that the Property could be foreclosed upon.

      During the first quarter of 2005, the Partnership and Encoda Systems, Inc. ("Encoda") entered into a partial lease termination agreement on 65,146 square feet, which Encoda was trying to sublease. Encoda paid $1,400,000 to terminate the lease which was due to expire on December 31, 2008. Encoda remains liable on 35,274 square feet through December 31, 2008, the remaining term of its lease.

      The Partnership has been able to renew some of its leases including the lease with GSA for 34,731 square feet and Titanium Metals for 22,219 square feet. In addition, during the first quarter of 2005 the Partnership negotiated lease modifications to expand the space leased by Kerr McGee and Echo Geophysical to 52,911 square feet and 12,235 square feet respectively. Both tenants were relocated to space previously occupied by Encoda which vacated its space pursuant to the partial lease termination agreement. Kerr McGee now leases approximately 17% of the property.

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

      The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Property to adequately maintain the physical assets and the other operating needs of the Operating Company. Such assets are currently thought to be sufficient for any near-term needs of the Operating Company. The Partnership has budgeted approximately $837,000 on capital improvements to the Property in 2005. The Partnership made no distributions to the partners for the six months ended June 30, 2005.

      The Partnership could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs.

      At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that the limited partners will not receive a complete return of their invested capital. The extent to which invested capital is refunded to the limited partners is dependent upon the performance of the Property and the market in which it is located.

      None of the recently issued accounting standards had an effect on the Partnership's consolidated financial statements.


                                    10 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations

      Net income for the six months ended June 30, 2005 was $457,000 as compared to a net income of $186,000 for the six months ended June 30, 2004. The increase in net income was due to an increase in other revenue. Operating results, before non-operating income (expense) increased by $228,000 for the six months ended June 30, 2005, as compared to 2004, due to an increase in revenues of $433,000, which was partially offset by an increase in expenses of $205,000.

      Revenue increased by $433,000 for the six months ended June 30, 2005, as compared to 2004, due to an increase in other revenue of $1,062,000, which was partially offset by a decrease in rental revenue of $629,000. Other revenue increased due to a lease termination fee of $1,400,000 (received from Encoda Systems, Inc.) net of deferred rent receivable of $345,000 related to Encoda's lease. Rental revenue decreased by $629,000 due to decreases in occupancy and rental rates related to the spaces leased to Kerr McGee and Echo Geophysical.

      Expenses increased by $205,000 for the six months ended June 30, 2005, as compared to 2004, primarily due to increases in repairs and maintenance ($13,000), real estate taxes ($2,000), payroll and payroll expense reimbursements ($19,000), general and administrative costs ($27,000), amortization ($30,000), utilities ($40,000), insurance ($3,000), depreciation ($37,000) and management and other fees ($51,000). These increases were slightly offset by decreases in operating expenses ($17,000).

      Interest income increased primarily due to higher restricted cash balances. Interest expense decreased due to normal amortization of the loan balance.

      Net loss for the three months ended June 30, 2005 was $400,000 as compared to net income of $223,000 for the three months ended June 30, 2004. The decrease in net income was primarily due to a decrease in rental revenue as a result of decreases in occupancy and rental rates.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at June 30, 2005 is at a fixed rate of interest.


                                    11 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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

      There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    12 of 20

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    13 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                        BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED PARTNERSHIP
                            MANAGING GENERAL PARTNER


                            BY: /s/ Michael L. Ashner
                                -----------------------
                                Michael L. Ashner
                                Chief Executive Officer


                            BY: /s/ Thomas Staples
                                -----------------------
                                Thomas Staples
                                Chief Financial Officer

                            DATED: August 12, 2005


                                    14 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Exhibit Index

      Exhibit                                                           Page No.

      31.1  Chief Executive Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.              16 - 17

      31.2  Chief Financial Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.              18 - 19

      32    Certification of Chief Executive Officer and Chief
            Financial Officer, pursuant to 18 U.S.C. Section 1350,
            as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.                                                  20


                                    15 of 20