Form 10QSB
period 2005-09-30
1999 BROADWAY ASSOCIATES LTD PARTNERSHIP
filed 2005-11-18
CIK 854268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB
  (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission File Number 0-20273

                  1999 Broadway Associates Limited Partnership
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                             Delaware                                                        04-6613783
-----------------------------------------------------------------            ------------------------------------
  (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                          02114-9507
-----------------------------------------------------------------            ------------------------------------
              (Address of principal executive office)                                     (Zip Code)

          Issuer's telephone number, including area code (617) 570-4600
                                                         --------------

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)
                                                              September 30,   December 31,
(In Thousands, Except Unit Data)                                  2005           2004
                                                              -------------   ------------
Assets

Real estate, at cost:

Land                                                            $  1,700       $  1,700
Buildings and improvements, net of accumulated
      depreciation of $31,669 (2005) and $30,090 (2004)           26,266         25,596
                                                                --------       --------

                                                                  27,966         27,296
Other Assets:

Cash and cash equivalents                                            668          1,524
Restricted cash                                                    2,400          3,381
Other assets                                                         432            601
Deferred rent receivable                                           2,721          2,792
Deferred costs, net of accumulated amortization
      of $3,773 (2005) and $3,407 (2004)                           3,018          2,166
                                                                --------       --------

         Total assets                                           $ 37,205       $ 37,760
                                                                ========       ========

Liabilities and Partners' Deficit

Liabilities:

Mortgage loan payable                                           $ 47,947       $ 48,319
Accrued interest payable                                             318            332
Accounts payable and accrued expenses                              1,321          1,856
Deferred lease termination fee                                         0             83
Payable to related party                                             422            258
Security deposits                                                    115             98
                                                                --------       --------

         Total liabilities                                        50,123         50,946
                                                                --------       --------

Partners' Deficit:

Investor limited partners' deficit (460 units outstanding)       (11,238)       (11,498)
General partner's deficit                                         (1,680)        (1,688)
                                                                --------       --------

         Total Partners' Deficit                                 (12,918)       (13,186)
                                                                --------       --------

         Total Liabilities and Partners' Deficit                $ 37,205       $ 37,760
                                                                ========       ========

                 See notes to consolidated financial statements.


                                    2 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statements of Operations (Unaudited)       For the Nine Months Ended
                                                      September 30,   September 30,
(In Thousands, Except Unit Data)                          2005            2004
                                                      -------------   -------------
Revenues:

      Rental                                             $ 8,121         $ 9,050
      Other                                                1,227             175
                                                         -------         -------

         Total revenues                                    9,348           9,225
                                                         -------         -------

Expenses:

      Real estate taxes                                      661             658
      Payroll and payroll expense reimbursements             549             529
      Operating expenses                                     462             486
      Repairs and maintenance                                848             814
      Utilities                                              724             649
      Management and other fees                              662             616
      General and administrative costs                       176             133
      Insurance                                              180             175
      Depreciation                                         1,579           1,529
      Amortization                                           340             320
                                                         -------         -------

         Total expenses                                    6,181           5,909
                                                         -------         -------

Operating income                                           3,167           3,316

Non-operating income (expense):
      Interest income                                         34              16
      Interest expense                                    (2,933)         (2,973)
                                                         -------         -------

Net income                                               $   268         $   359
                                                         =======         =======

Net income allocated:

      General Partner                                    $     8         $    11

      Investor Limited Partners                              260             348
                                                         -------         -------

                                                         $   268         $   359
                                                         =======         =======

Net income allocated per unit:

      Investor Limited Partners                          $565.22         $756.52
                                                         =======         =======

                 See notes to consolidated financial statements.


                                    3 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statements of Operations (Unaudited)       For the Three Months Ended
                                                       September 30,   September 30,
(In Thousands, Except Unit Data)                           2005            2004
                                                       -------------   -------------
Revenues:

       Rental                                            $  2,718         $ 3,018
       Other                                                   59              69
                                                         --------         -------

          Total revenues                                    2,777           3,087
                                                         --------         -------

Expenses:

       Real estate taxes                                      220             219
       Payroll and payroll expense reimbursements             169             168
       Operating expenses                                     143             150
       Repairs and maintenance                                273             252
       Utilities                                              245             210
       Management and other fees                              198             203
       General and administrative costs                        48              32
       Insurance                                               60              58
       Depreciation                                           529             516
       Amortization                                           107             117
                                                         --------         -------

          Total expenses                                    1,992           1,925
                                                         --------         -------

Operating income                                              785           1,162

Non-operating income (expense):
       Interest income                                         11               7
       Interest expense                                      (986)           (996)
                                                         --------         -------

Net (loss) income                                        $   (190)        $   173
                                                         ========         =======

Net (loss) income allocated:

       General Partners                                  $     (6)        $     5

       Investor Limited Partners                             (184)            168
                                                         --------         -------

                                                         $   (190)        $   173
                                                         ========         =======

Net (loss) income allocated per unit:

       Investor Limited Partners                         $(400.00)        $365.22
                                                         ========         =======

                 See notes to consolidated financial statements.


                                    4 of 20

                     1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                   Units of     Investor
                                   Limited       Limited        General
                                 Partnership    Partners'      Partner's
                                   Interest      Deficit        Deficit         Total
                                 -----------    ---------      ---------      --------
Balance - December 31, 2004            460      $(11,498)      $ (1,688)      $(13,186)

Net income                              --           260              8            268
                                  --------      --------       --------       --------

Balance - September 30, 2005           460      $(11,238)      $ (1,680)      $(12,918)
                                  ========      ========       ========       ========

                 See notes to consolidated financial statements.


                                    5 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                     For the Nine Months Ended
                                                                 September 30,   September 30,
                                                                     2005            2004
                                                                 -------------   -------------
Cash Flows from Operating Activities:

Net income                                                         $   268         $   359
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                  1,945           1,875
      Amortization of deferred lease termination fee                   (83)           (248)
      Deferred rent receivable                                          71            (316)
      Changes in assets and liabilities:
         Other assets                                                  169             103
         Accrued interest payable                                      (14)            (13)
         Accounts payable, accrued expenses, payable
           to related party and security deposits                     (354)           (328)
                                                                   -------         -------

Net cash provided by operating activities                            2,002           1,432
                                                                   -------         -------

Cash Flows from Investing Activities:

      Additions to buildings and improvements                       (2,249)           (284)
      Additions to restriced cash                                   (3,231)         (1,758)
      Restricted cash released                                       4,212           1,499
      Deferred costs                                                (1,218)           (153)
                                                                   -------         -------

Net cash used in investing activities                               (2,486)           (696)
                                                                   -------         -------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan                             (372)           (333)
                                                                   -------         -------

Cash used in financing activities                                     (372)           (333)
                                                                   -------         -------

Net (decrease) increase in Cash and Cash Equivalents                  (856)            403

Cash and Cash Equivalents, Beginning of Period                       1,524           1,619
                                                                   -------         -------

Cash and Cash Equivalents, End of Period                           $   668         $ 2,022
                                                                   =======         =======

Supplemental Disclosure of Cash Flow Information:
      Cash Paid for Interest                                       $ 2,921         $ 2,960
                                                                   =======         =======

                 See notes to consolidated financial statements.


                                    6 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with Winthrop Financial Associates, A Limited Partnership, the managing general partner of the Investor Partnership (the "General Partner"). Related party transactions with the General Partner and its affiliates include the following:

      a. The Partnership accrues to an affiliate of the General Partner an annual property management fee equal to 5% of cash receipts. For the nine months ended September 30, 2005 and 2004, management fees of $471,000 and $436,000, respectively, were incurred.

      b. The Partnership pays or accrues to the General Partner an annual partnership administration and investor service fee, as provided for in the partnership agreement, of $100,000, which, since 1990, has been increased annually by 6% to its present level of approximately $254,000 per annum. Fees of $191,000 and $180,000 were paid or accrued during the periods ended September 30, 2005 and 2004, respectively.

      c. The Partnership pays or accrues to an affiliate of the General Partner a construction management fee equal to 5% of the aggregate cost of each applicable construction project. Fees of $107,000 and $14,000 were incurred during the nine months ended September 30, 2005 and 2004, respectively, and have been capitalized to the cost of buildings and improvements.

3.    Reclassifications

      Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.


                                    7 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Segment information for the nine months ended September 30, 2005 and 2004 is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                            Office        Parking
                                            Tower          Garage         Other           Total
      2005

      Rental income                        $ 8,121        $    --        $    --         $ 8,121
      Other income                           1,087            140             --           1,227
      Interest income                           34             --             --              34
      Interest expense                       2,844             89             --           2,933
      Depreciation and amortization          1,884             35             --           1,919
      Segment profit (loss)                    521             17           (270)            268
      Total assets                          36,370            835             --          37,205
      Capital expenditures                   2,249             --             --           2,249

      2004

      Rental income                        $ 9,050        $    --        $    --         $ 9,050
      Other income                              31            144             --             175
      Interest income                           16             --             --              16
      Interest expense                       2,881             92             --           2,973
      Depreciation and amortization          1,814             35             --           1,849
      Segment profit (loss)                    545             17           (203)            359
      Total assets                          37,169            880             --          38,049
      Capital expenditures                     284             --             --             284

6.    Other Income

      Other income, for the nine months ended September 30, 2005, includes a net lease termination fee of $1,055,000.


                                    8 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

7.    Subsequent Event

      On November 16, 2005, the Operating Company sold all of its assets to an unaffiliated third party for a gross purchase price of $77,650,000. After payment of closing costs and satisfaction of the existing debt on the property, the net proceeds to the Partnership were approximately $20,800,000. As a result of the sale of the Partnership's remaining asset, it is presently anticipated that after establishing sufficient reserves, the Partnership will distribute all the net proceeds together with its current cash reserves to its partners and liquidate. It is expected that such distribution will be made during the fourth quarter of 2005. The Partnership recognized a gain for financial reporting purposes of approximately $45,746,000 in connection with the sale.


                                    9 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Liquidity and Capital Resources

      The Partnership, through its effectively 99.9% ownership interest in 1999 Broadway LLC (the "Operating Company"), owned a 42-story office tower located in Denver, Colorado together with a parking garage located one and one-half blocks northeast of the office tower (collectively, the "Property"). The Operating Company generates rental revenue from the Property and is responsible for the Property's operating expenses as well as its administrative costs. The Property was sold on November 16, 2005, to an unaffiliated third party for a gross purchase price of $77,650,000. After payment of closing costs and satisfaction of the existing debt on the property, the net proceeds to the Partnership were approximately $20,800,000. As a result of the sale of the Partnership's remaining asset, it is presently anticipated that after establishing sufficient reserves, the Partnership will distribute all the net proceeds together with its current cash reserves to its partners and liquidate. It is expected that such distribution will be made during the fourth quarter of 2005. The Partnership recognized a gain for financial reporting purposed of approximately $45,746,000 in connection with the sale.

      The Partnership's level of liquidity based on cash and cash equivalents decreased by $856,000 for the nine months ended September 30, 2005, as compared to December 31, 2004. The decrease is due to $2,486,000 of cash used in investing activities and $372,000 of cash used for principal payments on its mortgage loan (financing activities), which were partially offset by $2,002,000 of cash provided by operating activities. Net cash used in investing activities consisted of $2,249,000 of cash used for improvements to real estate, primarily tenant improvements, $1,218,000 of cash expended on leasing costs and commissions which was partially offset by a net decrease of $981,000 in replacement/tenant improvement reserve. The Property was approximately 84% leased as of September 30, 2005 as compared to 92% at September 30, 2004. At September 30, 2005, the Partnership had $668,000 in cash and cash equivalents, of which $310,000 was invested primarily in money market mutual funds.

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


                                    10 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations

      Net income for the nine months ended September 30, 2005 was $ 268,000 as compared to a net income of $359,000 for the nine months ended September 30, 2004. Operating results, before non-operating income (expense) decreased by $149,000 for the nine months ended September 30, 2005, as compared to 2004. The decrease in both net income and operating income was due to an increase in expenses of $272,000, which was partially offset by an increase in revenues of $123,000.

      Revenue increased by $123,000 for the nine months ended September 30, 2005, as compared to 2004, due to an increase in other revenue of $1,052,000, which was partially offset by a decrease in rental revenue of $929,000. Other revenue increased due to a lease termination fee of $1,400,000(received from Encoda Systems, Inc.) net of deferred rent receivable of $345,000 related to Encoda's lease. Rental revenue decreased by $929,000 due to decreases in occupancy and rental rates.

      Expenses increased by $272,000 for the nine months ended September 30, 2005, as compared to 2004, primarily due to increases in repairs and maintenance ($34,000), real estate taxes ($3,000), payroll and payroll expense reimbursements ($20,000), general and administrative costs ($43,000), amortization ($20,000), utilities ($75,000), insurance ($5,000), depreciation ($50,000) and management and other fees ($46,000). These increases were slightly offset by decreases in operating expenses ($24,000).

      Interest income increased primarily due to higher restricted cash balances through the second quarter of 2005. Interest expense decreased due to normal amortization of the loan balance.

      Net loss for the three months ended September 30, 2005 was $190,000 as compared to net income of $173,000 for the three months ended September 30, 2004. The decrease in net income was primarily due to a decrease in rental revenue as a result of decreases in occupancy and rental rates.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage note payable at September 30, 2005 is at a fixed rate of interest.


                                    11 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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


                                    12 of 20

                  1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      On September 28, 2005, the Partnership mailed to its limited partners a consent solicitation statement seeking limited partners consent to a sale of the Partnership's assets. The vote of a majority of the outstanding units of limited partnership in the Partnership was required to approve the proposal. On October 28, 2005, the expiration of the consent period, 327.7250 units representing 71.2446% had voted in favor of the proposal.

Item 5. Other Information

      On November 16, 2005, the Partnership sold all of its assets to an unaffiliated third party for a gross purchase price of $77,650,000. After payment of closing costs and satisfaction of the existing debt on the property, the net proceeds to the Partnership were approximately $20,800,000. As a result of the sale of the Partnership's remaining asset, it is presently anticipated that after establishing sufficient reserves, the Partnership will distribute all the net proceeds together with its current cash reserves to its partners and liquidate. It is expected that such distribution will be made during the fourth quarter of 2005. The Partnership recognized a gain for financial reporting purposes of approximately $45,746,000 in connection with the sale.

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

                                    1999 BROADWAY ASSOCIATES LIMITED PARTNERSHIP

                                    BY: WINTHROP FINANCIAL ASSOCIATES, A LIMITED
                                        PARTNERSHIP MANAGING GENERAL PARTNER


                                    BY: /s/ Michael L. Ashner
                                        ----------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


                                    BY: /s/ Thomas Staples
                                        ----------------------------------------
                                        Thomas Staples
                                        Chief Financial Officer

                                    DATED: November 18, 2005


                                    14 of 20

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